Form 10-K
period 1996-12-31
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1997-03-28
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number 33-44980

THE CHESTNUT PARTNERSHIP                    THE CHESTNUT REAL ESTATE PARTNERSHIP
           (exact name of registrants as specified in their charters)

                                    Maryland
         (State or other jurisdiction of incorporation or organization)
    52-1640655                                                   42-1352739
  (IRS Employer                                                (IRS Employer
Identification No.)                                          Identification No.)


2330 West Joppa Road, Suite 210, Lutherville, Maryland        21093
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (301)-494-9200

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
            None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No___

         No voting interests of either partnership are held by non-affiliates. Documents incorporated by reference: None

Total pages in this report 131. Exhibit Index is at page 46.


                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                          1996 Form 10-K Annual Report
                                Table of Contents

                                     PART I

Item  1.       Business....................................................... 3

Item  2.       Properties.....................................................14

Item  3.       Legal Proceedings..............................................14

Item  4.       Submission of Matters to a Vote of Security Holders ...........14

                                     PART II

Item  5.       Market for the Registrant's Common Equity and
               Related Bondholder Matters.....................................15

Item  6.       Selected Financial Data .......................................15

Item  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................16

Item  8.       Financial Statements and Supplementary Data ...................19

Item  9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ...........................19

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.............20

Item 11.       Executive Compensation  .......................................22

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.................................................22

Item 13.       Certain Relationships and Related Transactions.................24

                                     PART IV

Item 14.       Exhibits and Financial Statement Schedules.....................26


                                     PART I

Item 1.  Business

         The Chestnut Partnership ("Partnership"), a Maryland general partnership, was organized June 3, 1988, for the purpose of developing, marketing, constructing, equipping, and operating a life-care retirement community designed for the elderly to be located in the Ruxton-Riderwood area near Towson, Baltimore County, Maryland, known as Blakehurst ("Project or Community").

         The Chestnut Real Estate Partnership ("Real Estate Partnership") a Maryland general partnership, was organized on April 25, 1990, to own the real estate of the Partnership. Real Estate Partnership has two general partners, each owning 50%, West Joppa Road Limited Partnership ("West Joppa") and Blakehurst Joint Venture ("BJV") (together the "partners").

         On April 25, 1990, by assignment of interest from Partnership, Real Estate Partnership received 98% of the partners' interest in Partnership. Partnership and Real Estate Partnership have entered into an operating and use agreement which obligates Partnership to develop, operate, and manage the project at Partnership's expense. Real Estate Partnership guarantees the performance by Partnership of all its obligations under the Residency Agreements.

         A life-care retirement community such as Blakehurst is intended to address the needs of individuals, age 62 or older, who are in good health but who no longer desire to reside in their own homes or apartments. Fully-equipped private living units are provided together with a variety of services, such as housekeeping, maintenance, and meal arrangements which ease such everyday burdens as shopping, cooking, and cleaning and substantially relieves senior adults of the burden of procuring such goods and services themselves or relying on family members or others to do so. In addition, residents are provided with skilled nursing services and limited medical services through a health care center that is part of the facility.

         The Community is being built in several phases. The first phase of the Community ("Phase I") consists of 177 residential units, a dining room, a clubhouse, and a health care center with 36 comprehensive care beds and 14 domiciliary care units. Cessation of major construction activity associated with Phase I occurred in December 1993. The Community commenced occupancy in late summer 1993 and by December 31, 1993 was 60%. Occupancy was 75% at December 31, 1994. Occupancy increased to 87% by December 31, 1995, and at December 31, 1996, was 92%.

         In Phase II, an auditorium was constructed and renovation of a carriage house occurred in late 1995 and early 1996. The auditorium and renovation were essentially completed in March 1996.

         The Partnership filed with the Maryland Office on Aging, on February 28, 1996, an Application for Preliminary Certificate of Registration for Phase III. The Application was approved on April 30, 1996. Phase III will consist of a 35 apartment unit addition, surface garages and under-building parking spaces, an enclosed swimming pool, an exercise room and additional surface parking. Construction began in August 1996 and is scheduled to be completed in August 1997. As of December 31, 1996, all 35 apartment units had been reserved by receipt of the Partnership of 10% of the ultimate Entrance Payments.

         As of December 31, 1996, the Community had 117 full-time equivalent employees, an increase in the year of 10 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

         THE PROJECT

         The 177 Phase I residential units are in a six-story building with four wings. The adjacent clubhouse includes the dining room, administrative offices, a convenience shop, a library, a billiard room, an arts and crafts studio, an exercise room, a beauty/barber shop, and a woodworking shop. The residential units consist of a mixture of one-bedroom and two-bedroom units. Each unit has complete kitchen facilities with major appliances, individually controlled air conditioning, and heating, carpet, and other amenities, and has been designed with the special physical needs of the elderly in mind. Grab rails are provided in all bathrooms; doors and cabinets are accessible to persons in wheelchairs; and each bedroom and bathroom is equipped with an emergency call system linked to the health care center. In addition, each residential unit is equipped with safety features, such as a sprinkler system and smoke alarm.

         The following table sets forth information with respect to the types of residential units available in Phase I at the community:


                                                                      Estimated
                  Type of Units (Quantity)                           Square Feet
                  ------------------------                           -----------

                  One-Bedroom (10)                                         640
                  One-Bedroom Deluxe (30)                                  822
                  One-Bedroom Custom (17)                                  955
                  Two-Bedroom (48)                                       1,028
                  Two-Bedroom Custom (10)                                1,093
                  Two-Bedroom Deluxe (39)                                1,233
                  Two-Bedroom Grand (23)                                 1,520


         The health care center contains 36 comprehensive care beds, consisting of 24 semiprivate beds and 12 private beds. This portion of the Community contains all equipment and services necessary to provide temporary to long-term nursing care. The health care center also contains 14 domiciliary care units, each consisting of a private studio apartment with bath and combination living/sleeping area. A domiciliary care unit resident receives assistance with day to day tasks and benefits from 24-hour supervision by the health care center staff.

         The health care center contains a dining room, a physical therapy room, an arts and crafts therapy area, and an outpatient clinic for use by all community residents. Health care center residents who are able will have ready access to other common areas of the facility, and thus to the Community's recreational and social life.

         The auditorium and renovated carriage house provide additional commons areas for the resident activities.

         Phase III will consist of 35 apartment units, 12 surface garages, 20 under-building garage spaces, an enclosed swimming pool, an exercise room and additional surface parking.


         The following table sets forth information with respect to the types of residential units to be available in Phase III of the community:


                                                                      Estimated
                          Type of Units (Quantity)                   Square Feet
                          ------------------------                   -----------

                          One-bedroom (6)                                640
                          One-bedroom Deluxe (6)                         822
                          One-bedroom with Den (6)                       900
                          Two-bedroom (5)                               1,028
                          Two-bedroom End Unit (12)                     1,156


         ADMISSION OF RESIDENTS

         In order to be accepted for residency in a residential unit at the Community, a resident must execute a residency agreement (the "Residency Agreement"). The Residency Agreement is a contract which describes the rights and obligations of the resident and the Partnership in connection with residency at the Community.

         In 1994, the Community began offering a limited number of a second type of Residency Agreement ("Traditional Plan") in addition to its original Residency Agreement ("Return of Capital Plan"). The criteria for admission to the community is identical under either plan. The plans are different as to economic terms and conditions, however. The Traditional Plan requires a lower Entrance Payment on certain units for which it is offered, than the Entrance Payment under the Return of Capital Plan. The Return of Capital Plan defines a portion of the Entrance Payment received from the new resident as a loan that must be repaid after the resident leaves the Community. The Traditional Plan, however, does not have a loan and limits any refund based on time at the Community--the longer the time in residency, the lower the refund. After 50 months the Traditional Plan holder does not receive a refund.

         In order to be accepted for residency in the Community, a resident must be at least 62 years old or the spouse of a resident who is at least 62 years old, capable of independent living, be free of communicable disease and have assets and income sufficient to pay the entrance payments, the monthly fees and other ordinary and customary living expenses.

         The Residency Agreement requires at least one resident of each residential unit who is at least 65 years old to be entitled to Medicare Part A benefits, to be enrolled in the Medicare Part B program at the time of initial occupancy, and to maintain coverage under Medicare Part A, Medicare Part B, and one health insurance policy acceptable to the Partnership to supplement Medicare coverage while a resident of the community. If there is a second resident in any residential unit, the Residency Agreement also requires that such resident must be qualified and enroll for the above Medicare benefits if he or she has reached the age entitling him or her to such benefits. If the required health insurance coverage is not maintained by the resident, the Partnership may revoke the resident's right to reside at the Community and cancel the Residency Agreement.

         Entrance Payments (Return of Capital Plan only). The payments which must be made by all Community residents as condition to their initial admission to the Community (the "Entrance Payments") consist of the Admission Fee (as hereinafter defined) and the Residency Loan (as hereinafter defined).

         Entrance Payments (Traditional Plan only). The payments which must be made by all Community residents as condition to their initial admission to the Community (the "Entrance Payments") consist of the Admission Fee (as hereinafter defined) and the Entrance Costs (as hereinafter defined).

         Admission Fee (Return of Capital Plan and Traditional Plan). Upon execution of a Residency Agreement, the prospective resident must pay an admission fee based upon the unit the resident wishes to occupy (such amount, the "Admission Fee"). The Admission Fee increases for a second resident of the unit. The Admission Fee is deposited in an escrow account and, subject to the resident's rights to a refund prior to occupancy, will be released to the Partnership as soon as (i) Project construction is complete, (ii) a final certificate of registration has been obtained from the Maryland Office on Aging, (iii) a certificate of occupancy has been received from the appropriate local authorities, and (iv) the appropriate licenses or certificates have been issued by the Maryland Department of Health and Mental Hygiene or by the Maryland Office on Aging.

         Residency Loan (Return of Capital Plan only). Upon the earlier of (i) occupancy of his or her unit or (ii) 15 days after the date the unit is available for occupancy, the resident must loan to the Partnership an amount based on the type of unit being occupied (the "Residency Loan"). The Residency Loan will be evidenced by a written loan agreement, and the repayment in full of the principal of the loan will be fully and unconditionally guaranteed by the Real Estate Partnership. The Real Estate Partnership's guaranty of the Residency Loans are collateralized by a mortgage on the Community, subordinate to the lien securing the 1992 Series I and Series II Bonds.

         Upon cancellation of the Residency Agreement, the resident's Residency Loan will be repaid upon the earlier of (i) the date that a successor resident occupies the unit or (ii) the date that is 12 months after the resident's death or cancellation of the Residency Agreement.

         Entrance Costs (Traditional Plan only). Upon the earlier of (i) occupancy of the unit or (ii) 15 days after the date the unit is available for occupancy, the resident must pay the balance of the entrance fee ("Entrance Costs") to the Partnership.

         Upon termination of the Residency Agreement, the resident's Entrance Costs will be refunded less the greater of (i) the Admission Fee(s) paid by the resident or (ii) an amount equal to two percent of the Entrance Costs per month of occupancy by the resident to a maximum of the Entrance Costs. The refunded portion of the Entrance Costs, if any, will be repaid within 30 days of the date the apartment is reoccupied, but in no event later than 12 months following the date of termination of residency.

         The following table sets forth as of December 31, 1996, information with respect to the ranges of total Entrance Payments for the Return of Capital Plan and Traditional Plan for the types of residential units offered by the Community:



                       First Person Entrance Payments(1)

                                                              Range of Entrance Payments (2)
                                                              ------------------------------

         Type of Unit (Quantity)                  Return of Capital Plan             Traditional Plan
         -----------------------                  ----------------------             ----------------

         One-Bedroom (10)                         $156,900 -  $158,900                --               --

         One-Bedroom Deluxe (30)                  $208,200 -  $210,200                --               --

         One-Bedroom Custom (17)                  $231,100 -  $232,900                --               --

         Two-Bedroom (48)                         $264,900 -  $268,000                --               --

         Two-Bedroom Custom (10)                  $287,300 -  $290,400                --               --

         Two-Bedroom Deluxe (39)                  $337,500 -  $342,600          $226,000     -   $231,000

         Two-Bedroom Grand (23)                   $411,300 -  $419,500          $274,000     -   $282,000

         (1) The Admission Fee is increased by $8,500 for a second resident.

         (2) 90% of the Entrance Payment represents the Residency Loan (Return of Capital Plan) or Entrance Costs (Traditional Plan); 10% represents the Admission Fee.


         Monthly Service Fee (Return of Capital Plan and Traditional Plan)

         Each month, residents reimburse the Community for their share of the operating cash needs of the Community.

         A resident's share of the total cash needs depends, among other things, on the type of unit, the presence of a second occupant, and the projected occupancy rate of the Community for the following year. The total cash needs include the operating costs, capital repair and replacement, and debt service of the Community.

         The following tables set forth as of December 31, 1996 and January 1, 1997, information with respect to the ranges of total Monthly Service Fees for the Return of Capital Plan and Traditional Plan for the types of units at the Community:


                  Monthly Service Fees (Return of Capital Plan)


                                                       As of Dec. 31, 1996                   As of Jan. 1, 1997
                                                       -------------------                   ------------------

              Type of Unit                          First             Second              First             Second
               (Quantity)                           Person             Person             Person             Person
              ------------                          ------             ------             ------             ------

         One-Bedroom (10)                           $1,814               $777             $1,903              $815

         One-Bedroom Deluxe (30)                    $1,918               $777             $2,012              $815

         One-Bedroom Custom (17)                    $2,018               $777             $2,117              $815

         Two-Bedroom (48)                           $2,120               $777             $2,224              $815

         Two-Bedroom Custom (10)                    $2,255               $777             $2,365              $815

         Two-Bedroom Deluxe (39)                    $2,460               $777             $2,581              $815

         Two-Bedroom Grand (23)                     $2,799               $777             $2,936              $815


                     Monthly Service Fees (Traditional Plan)


                                             As of Dec. 31, 1996                 As of Jan. 1, 1997
                                             -------------------                 ------------------

             Type of Unit                  First             Second            First             Second
              (Quantity)                  Person             Person           Person             Person
             ------------                 ------             ------           -------            ------

         Two-Bedroom Deluxe (39)           $2,460             $777             $2,581              $815

         Two-Bedroom Grand (23)            $2,799             $777             $2,936              $815


         Capital Reserve Fee (Return of Capital Plan and Traditional Plan). In addition to the Entrance Payments and Monthly Fees, at the time a resident enters into the Residency Loan (Return of Capital Plan) or pays the Entrance Costs (Traditional Plan) the resident is required to pay a one-time capital reserve fee (the "Capital Reserve Fee") to the Partnership in an amount equal to the then-current Monthly Service Fee. The Capital Reserve Fee is not refundable, and the Partnership is required to use the Capital Reserve Fee for purposes related to the Community.

         THE MARKET AREA

         The Community is located in the Ruxton-Riderwood neighborhood west of Towson, in southern Baltimore County, Maryland. Towson is located approximately ten miles north of the center of Baltimore City, Maryland and is largely suburban in character. The Community is located approximately one mile south of Interstate 695 (the Baltimore Beltway) and is in a primarily residential area, with a predominately commercial area located approximately one mile to the east.

         Under the Development Agreement, Life Care Services Corporation (LCS) formulated and implemented an occupancy development program for the Community. LCS is an Iowa corporation based in Des Moines, Iowa specializing since 1961 (when it was a division of another company) in the development of continuing care retirement communities (CCRC's). LCS is affiliated with the Partnership through common ownership.

         The primary market area for the Community is the surrounding local area, including Towson, Ruxton, Lutherville, Timonium and northern Baltimore City. Residents at Blakehurst have primarily come from the 16 zip code areas that are within approximately 5 to 10 miles of the Project. Of the 189 residents that have moved into Blakehurst since the community opened in August 1993, 147 (78%) have come from those zip codes.

         The secondary market for the Project is comprised of the rest of the Baltimore, Maryland metropolitan area and the Washington D.C. area. Eleven (approximately 6%) of the residents that had moved into Blakehurst as of December 31, 1996 originated from this secondary market.

         Consistent with December 1995, at December 1996 approximately 16%, (up from 13% at December 31, 1994 and 8% at December 31, 1993) of the residents originated in markets beyond the primary and secondary markets.

         Residents typically sell their homes prior to moving into a retirement community, and may use all or part of the proceeds to pay the entrance fee. Of the 16 zip codes that make up the Project's primary market, 10 had median home values of $150,000 and above in 1996.

         In order to qualify for residence at the Residential Center, prospective residents generally must be at least 62 years of age, be able to care for themselves at the time of occupancy and demonstrate sufficient financial resources to pay the initial entrance payments as well as the required fees, particularly the Monthly Service Fee.

         The monthly service fees established for prospective single residents during 1996 ranged from $21,768 to $33,588 per residential unit on an annualized basis. The approximate weighted average first-person Monthly Service Fee was $26,753 on an annualized basis. To provide for payment of Monthly Service Fees and other expenses associated with independent living, the Partnership would generally require prospective residents to have incomes of two times the annualized Monthly Service Fee. Annual income is defined by Management as total income received in a calendar year by all household members. Therefore, in 1996 Management would generally require residents to demonstrate annual incomes from approximately $43,536 to $67,176 (approximately $53,506 weighted average). Management therefore believes the target age- and income-eligible market consists of those primary market area households over 65 years old with annual incomes of $35,000 and above.

         The income- and age-qualified market for the primary market area is projected by an independent market research firm to increase approximately 10.6% over the next 5-year period.

         Utilizing the above defined potential market available for the Residential Center, both on the basis of 65 years of age and older and 75 years of age and older, the required market penetration rate for the Residential Center to achieve full occupancy is estimated as follows:


                Estimate of Required Project Penetration
                           Primary Market Area

                                                                        Eligible Market            Likely Market
                                                                        (65 and older)             (75 and older)
                                                                        ---------------            -------------

         Estimated age and income of qualified households                    16,207                     6,092

         Less competitive occupied units                                    (1,744)                   (1,744)
                                                                            ------                    ------

         Qualified households not currently residing in a
            competitive facility (a)                                         14,463                     4,348
                                                                             ======                     =====

         Project unit occupancy assumed to originate from
            the primary market area (80%)                                       170                       170

         Divided by qualified households not currently
            residing in a competitive facility (a)                           14,463                     4,348
                                                                             ------                     -----

         Required Project Penetration (b)                                      1.2%                      3.9%
                                                                             ======                     =====

         (a) Competitive facilities include Broadmead, Edenwald, Glen Meadows (f/k/a Notchcliff), North Oaks, and Oak Crest.

         (b) Required Project Penetration is the percentage of the age and income qualified households the Project will need to draw to achieve functional occupancy, assuming 80% of occupancy will originate from the primary market area.


                          Estimate of Market Saturation

                                                                        Eligible Market            Likely Market
                                                                        (65 and older)             (75 and older)
                                                                        ---------------            -------------
         Total units available (a)
             (occupied and unoccupied)
             expected to draw from primary market area                             1,623                      1,623

         Divided by estimated age and income qualified
             households (b)                                                       16,207                      6,092
                                                                                  ------                      -----

         Required Market Saturation (c)                                            10.0%                      26.6%
                                                                                  ======                      ======

         (a) Facilities include Blakehurst, Broadmead, Edenwald, Glen Meadows , North Oaks, and Oak Crest. Based on buyer origins to date, it is expected that about 80% of the Blakehurst units will be filled by households from the primary market area. For this calculation, it is assumed that 70% of the competitor's units will be filled from households from the same primary market area. As discussed in the section "Competition," Oak Crest Village added 789 units in 1996. Also, Blakehurst commenced sales of 35 Phase II apartments in 1996. The Oak Crest Village and Blakehurst units represent the major change in 1996 from 1995 experience, and is why the required market saturation increased significantly.

         (b) Income qualified households for Blakehurst residency are those with annual incomes of $35,000 and over. Competitors (especially Glen Meadows) have lower fees and presumably also draw from households earning less than $35,000; therefore, this estimate of the qualified households is considered to be lower than the number actually eligible for the units available.

         (c) Required Market Saturation measures the percentage of the age and income qualified households that will be living in the Project or a competitive facility when all have been fully occupied. Although the market saturation rate for the age 75 and older group indicates that marketing opportunities require moderate success rates, management believes that, based on the estimates of required Project penetration of 1.2% to 3.9% and on the re-marketing experience at similar facilities with which LCS has been involved, the Project will be able to market its remaining unoccupied units.

         COMPETITION

         Competitive Facilities. Management believes that certain other facilities currently operating or marketing residential units represent competition for the Project. In general, facilities considered to be competitors:

                  1) offer independent retirement living with services including dining, flat laundry, housekeeping, utilities, activities, and other services.

                  2)       offer nursing care in an on-site nursing center, and

                  3)       are located within the Project's primary market area.

         Those competitive facilities identified are:

                  *        Broadmead
                  *        Edenwald
                  *        Glen Meadows (f/k/a Notchcliff)
                  *        North Oaks
                  *        Oak Crest


         Broadmead. Broadmead opened in 1979, was developed and is owned and managed by the Friends Lifetime Care Center of Baltimore. The project consists of 269 units comprised of studio, one-bedroom, and two-bedroom living units, predominantly single-level/garden apartments, as well as a 95-bed health care center, situated on approximately 80 acres. Residential units were 97% occupied and health care center beds 90% occupied as of December 31, 1996. Broadmead is located in Cockeysville, seven miles north of the Project.

         Entrance fees range from $64,500 to $165,500, with a $20,000 second-person fee, and are refundable on a decreasing scale during the first four years of occupancy. Monthly service fees range from $1,604 to $2,566, with a $962 second-person fee. Residents are entitled to receive up to three meals per day, weekly linen and housekeeping services, utilities, and scheduled transportation. Residents may also receive unlimited nursing care in the on-site health care center should the need arise. Management believes its superior location and service package and the associated higher entrance fees differentiate the Project from Broadmead in the marketplace.

         Edenwald. Edenwald is located in Towson approximately 1.5 miles northeast of Blakehurst. Edenwald is an 18-story high-rise community situated on a 4.5-acre site, and includes 241 independent living units which were approximately 95% occupied as of December 1996. The 115-bed health care center was 98% occupied as of December 1996. The community opened in 1985, and was developed and is owned and managed by the General German Aged People's Home of Baltimore.

         Residents of Edenwald pay both an entrance fee and a monthly fee. Entrance fees currently range from $59,000 to $192,000, with a $15,000 second-person fee, and the refund of those fees declines over time. Monthly service fees range from $1,287 to $2,402, with a $687 second-person fee. Residents receive such services as one meal per day, bi-weekly housekeeping, flat laundry, scheduled transportation, and utilities, as well as unlimited nursing care in the on-site comprehensive care unit nursing center. In-house facilities include a bank, a store, and a beauty/barber shop. Management believes its superior location and service package and the associated higher entrance fees differentiate the Project from Edenwald in the marketplace.

         Glen Meadows (f/k/a Notchcliff). Glen Meadows is located in a rural setting on a 483-acre site in Glen Arm, approximately 10 miles northeast of the Project. The prior project owner, facing financial difficulties resulting from unsuccessful marketing, filed for reorganization under Chapter 11 in 1988. In 1990 Presbyterian Senior Services, Inc. purchased Glen Meadows and appointed EMA Management, Inc. to manage the operations. The 214 independent living units were 95% occupied, and the 31-bed health center was 99% occupied as of December 1996.

         Entrance fees at December 31, 1996 range from $44,100 to $171,300 and are structured with a 100% refund upon resale of the unit. Monthly service fees ranged from $960 to $1,395, with a $400 second-person fee. Included are three meals per day, weekly housekeeping and flat laundry service, utilities, scheduled transportation, and on-site nursing care.

         Management does not believe the current marketing efforts of Glen Meadows have significantly affected the marketing efforts of the Project because of difficulties Glen Meadows has had marketing units while experiencing financial instability and reorganization. Management also believes its superior location and service package and the associated higher entrance fees differentiate the Project from Glen Meadows in the marketplace.

         North Oaks. North Oaks is a life-care retirement community located on a 10-acre site in Owings Mills, approximately seven miles southwest of the Project. North Oaks, which was completed in May 1991, consists of 183 one- and two- bedroom independent living units and a 46-bed health care center. Occupancy, which began December 26, 1990, was 95% in the independent living units and 92% in the health care center as of December 1996. North Oaks is owned by affiliates of the Partnership, with LCS providing development and management services.

         Entrance payments for the independent living units under a 90% refundable plan range from $97,000 to $245,000. In 1994, North Oaks added a traditional declining refund entrance fee plan. Under that plan, entrance fees range from $65,000 to $164,200. Under both plans, there is a $5,000 second person entrance fee. Monthly service fees range from $1,601 to $2,962 with a $734 second-person fee. Residents receive such services as one meal per day, utilities, weekly housekeeping and linen service, scheduled transportation, and planned activities, as well as certain nursing care in the on-site comprehensive and domiciliary care nursing center. In-house facilities include a bank, a convenience store, and beauty/barber shops. Management believes that while the service package at North Oaks is essentially the same as at the Project, the unique location and associated higher entrance fees differentiate the Project from North Oaks in the marketplace.

         Oak Crest Village. Oak Crest Village is a project under construction on 85 acres in Parkville, approximately 7 miles east of Blakehurst. The project opened March 1, 1995, and as of December 31,1996, there were 1,169 independent living apartments built which were 75% occupied. At completion, the project will include 1,525 independent living apartments. Oak Crest has added 789 apartments since December 31, 1995, and will add the remaining 356 apartments during 1997. Senior Campus Living, Inc., who also developed Charlestown in Catonsville, is the developer of Oak Crest Village.

         Entrance fees at the project range from $67,000 to $295,000. Monthly service fees range from $813 to $1,492, with a $401 second-person fee.


         Oak Crest Village opened a 112 unit assisted living facility in January of 1996. A 240 bed nursing care facility is planned for the campus with 120 beds opening around June 1997, and another 120 beds opening in 1998.

         In addition to the competitive facilities discussed above, Management has identified four other facilities which, while comparable in some respects to the Project, are not considered primary competitors. These comparable facilities are:

                  *        Brightwood
                  *        Charlestown Retirement Home
                  *        Fairhaven
                  *        Roland Park Place

         Brightwood. Brightwood is a condominium project targeted to retirees which opened in January 1991. It is located on a 60-acre site in Lutherville, approximately two miles west of Blakehurst. Brightwood consists of 80 independent living units. As of December 1996, 96% of the units were occupied.

         Maryland National Bank assumed ownership of Brightwood in November 1992 as part of a debt restructuring with developer, MacKenzie and Associates, Inc. The developer and Cooperative Retirement Services of America are co-managing the project.

         Brightwood does not have an on-site health care center; however, it does have an agreement with the nearby unaffiliated Meridian Nursing Center - Brightwood to admit Brightwood residents on a priority basis. It is because of the condominium ownership structure and the lack of integrated health care that Brightwood is not considered to be a competitor of Blakehurst.

         Condominium prices range from $225,000 to $680,000. Monthly service fees range from $1,775 to $1,905, with a $645 second-person fee. Services include evening meal, weekly housekeeping and flat laundry service and scheduled transportation.

         Charlestown Retirement Home. Charlestown Retirement Home is located approximately 12 miles southwest of Blakehurst in Catonsville. It contains 1,614 independent living units situated on a 120-acre site, and is owned and operated by a non-profit corporation, Charlestown Community, Inc. The community, which opened in 1984, was developed from a former Catholic college and seminary. The apartments were 98% occupied as of December 1996. The on-site health care center, which consists of 270 comprehensive care beds and a 132-unit assisted living center, was 97% occupied as of December 1996.

         Entrance fees as of December 1996 ranged from $48,000 to $248,000 and are fully refundable. Monthly service fees range from $806 to $1,283, with a $400 second-person fee. Residents receive one meal per day, utilities, and scheduled transportation. Nursing care is provided on a fee-for-service basis, with a guarantee to residents of access to the nursing center. Charlestown Retirement Home is not located within the Project's primary market area, and, therefore, is not considered to be a competitor of Blakehurst.

         Fairhaven. Fairhaven is located in Sykesville, approximately 20 miles west of the Project. It was developed and is owned by Episcopal Ministries to the Aging, Inc. and is managed by a subsidiary, EMA Management, Inc. (which also manages Glen Meadows as discussed above). Fairhaven consists of 275 independent living units situated on 300 acres, and was 98% occupied as of December 1996. The on-site health center includes 101 nursing care beds and a 125 beds for Alzheimer's patients, and was 100% occupied as of December 1996.

         As of December 1996, entrance fees under a 50-month declining refund plan range from $52,000 to $189,000, with a $15,000 second-person fee. In January 1993, Fairhaven added a 90% refundable entrance fee plan with entrance fees of $85,800 to $311,850 and a second-person fee of $24,750. Monthly service fees under both plans range from $1,490 to $2,620, with a second-person fee of $1,175. Services include three meals per day, weekly housekeeping and flat laundry, utilities, and scheduled transportation. Unlimited nursing care is provided to Fairhaven residents. Because Fairhaven is not located within the Project's primary market area, it is not considered to be a competitor of Blakehurst.

         Roland Park Place. Located approximately six miles south of the Project is Roland Park Place. This 235-unit community, situated on 9 acres, was developed and is jointly operated by the First English Evangelical Lutheran Church, inc., the Lutheran Home and Hospital Association and St. Luke Lutheran Health Care, Inc. The community offers both one- and two-bedroom apartments, and occupancy stood at approximately 87% as of December 1996. There are 71 beds in the on-site health care center which were 83% occupied as of December 1996.

         Entrance fees range from $98,500 to $323,300, with a $15,000 second-person fee, refundable on a declining basis during the first five years of occupancy. Monthly service fees range from $1,911 to $3,501 with a $643 second-person fee. Services include one meal per day, weekly flat laundry, bi-weekly apartment cleaning, utilities and scheduled transportation, as well as unlimited access to the on-site nursing center. Because Roland Park Place is not located within the Project's primary market area, it is not considered to be a competitor of Blakehurst.

         REGULATORY APPROVALS

         Certificate of Need and Licensure. In connection with the operation of the comprehensive care beds in the health care center, the Partnership has received an exemption from the certificate of need requirements from the State of Maryland Health Resources Planning Commission ("HRPC"). HRPC has granted such exemption subject to the restrictions that (i) the 36 comprehensive care beds will be available only for occupancy by residents and other subscribers and (ii) the number of comprehensive care beds may not exceed 20% of the number of residential units in the Community.

         Health Care Center Licensure. The Partnership received initial licensure of the comprehensive and domiciliary care beds in August, 1993 and annually renews such license. Operation of comprehensive care beds requires licensure by the state of Maryland Department of Health and Mental Hygiene, Office of Licensing and Certification Program ("OLC") pursuant to Sections 19-318 through 19-326 of the Health-General Article of the Annotated Code of Maryland.

         Maryland Office on Aging. In 1975, the Maryland General Assembly created the Office on Aging, by enacting the Office on Aging Statute (currently codified in Article 70B of the Annotated Code of Maryland 1987 Cumulative Supplement). The Office on Aging was created as part of the Executive Department and consists of a Director on Aging and the Commission on Aging.

         By the terms of the Office on Aging Statute, no provider of continuing care, including the Partnership, is permitted to enter into or renew a contract for continuing care in the state of Maryland without a Certificate of Registration from the Office on Aging, which certificate must be renewed annually within 120 days after the end of the provider's fiscal year. The Partnership is operating under a Certificate of Registration. The Partnership plans to renew the Certificate of Registration prior to expiration.

         To the best of the Partnership's knowledge, licenses and permits discussed above represent all authorizations required under Maryland law to operate the Project. Additional licensing and permit requirements, such as annual health department inspections and other matters, also apply to the operation of the Project. The Partnership believes that all necessary permits, licenses, and material authority has been obtained.


Item 2.  Properties

         Pursuant to the terms of the June 8, 1988 Real Property Contract, as amended, entered into between the Partnership and The Mission Helpers of the Sacred Heart, an order of Catholic Nuns ("Seller"), the Partnership purchased the Property on which the community is being constructed. The Property consists of a parcel of approximately 40.5 acres out of a total of 45 acres owned by the Seller. See "Business The Project" for a more complete description of the Project.

         The Real Estate Partnership was formed for the express purpose of holding title to the Property. In accordance with the terms of the Operating and Use Agreement, the Partnership purchased the Property in the name of the Real Estate Partnership contemporaneous with the closing on the Construction Loan and the sale of 1992 Series I Bonds, utilizing a portion of the proceeds therefrom. See "Certain Relationships and Related Transactions - Partnership - Real Estate Partnership."


Item 3.  Legal Proceeding

         There are no legal proceedings involving the Partnership or Real Estate Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter has been submitted to a vote of the Bondholders.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Bondholder Matters

(a)      Market Information

         There is no established public trading market for the Bonds.

(b)      Holder

         There are 936 Series I Bondholders as of December 31, 1996, and 653 Series II Bondholders as of December 31, 1996.

Item 6.  Selected Financial Data

The historical financial data set forth below present the combined financial data of the Partnership and the Real Estate Partnership for the most recent five year period. The Partnership was formed June 3, 1988 and the Real Estate Partnership was formed April 25, 1990. The Project was initially occupied in August, 1993. This data should be read in conjunction with the historical financial statements and related notes included elsewhere herein. See "Certain Relationships and Related Transactions."



                                         1992            1993            1994            1995                 1996
                                         ----            ----            ----            ----                 ----
BALANCE SHEET DATA:

Project under development/
      operating property (net)       $  28,154,615   $  50,243,451   $  49,024,846  $    47,707,783     $      48,920,626
                                     =============   =============   =============  ===============     =================

Funds held in escrow under

      Residency Agreements           $   5,051,235   $   3,816,344   $   1,426,884  $       137,290     $       1,280,777
                                     =============   =============   =============  ===============     =================

             Total assets            $  34,874,249   $  56,347,679   $  57,117,049  $    54,710,509     $      58,029,891
                                     =============   =============   =============  ===============     =================

Refundable deposits,

      Residency Agreements           $   4,853,427   $     136,688   $     664,036  $       744,151     $       1,635,717
                                     =============   =============   =============  ===============     =================

Bonds payable                        $  14,000,000   $  14,000,000   $  13,940,000  $    13,935,000     $      13,805,000
                                     =============   =============   =============  ===============     =================

   Loans from residents              $           0   $  24,848,830   $  32,033,010  $    37,572,750     $      39,059,790
                                     =============   =============   =============  ===============     =================

Notes payable to partners            $  12,020,940   $  12,791,217   $   6,872,377  $           - -     $       1,600,000
                                     =============   =============   =============  ===============     =================

            Total liabilities        $  34,874,043   $  55,871,597   $  56,416,627  $    54,941,497     $      60,596,908
                                     =============   =============   =============  ===============     =================

            Partners'equity (deficit)$         206   $     476,082   $     700,424  $     (230,988)     $     (2,567,017)
                                     =============   =============   =============  ===============     =================

STATEMENT OF OPERATIONS DATA:

   Total revenues                    $           0   $     686,020   $   3,980,861  $     7,666,447     $       7,560,999
                                     =============   =============   =============  ===============     =================

   Operating expenses                $           0   $     210,144   $   3,130,068  $     7,527,620     $       7,219,031
                                     =============   =============   =============  ===============     =================

               Net income (loss)     $           0   $     475,876   $     224,342  $   (1,281,390)     $       (736,029)
                                     =============   =============   =============  ===============     =================


Item 7. Management's Discussion and Analysis of The Chestnut Partnership and the Chestnut Real Estate Partnership

Overall Financial Condition. The Community's Phase I consists of 177 residential apartment units and a 50-bed health center. As of December 31, 1996, 171 of the residential units (97%) had been reserved or occupied.

During 1996, emphasis was placed on move-ins and reselling and closing 6 of the 9 units in Phase I that became available due to attrition, and closing 3 units for the first time. At December 31, 1996, there are 8 units sold pending closing.

During 1996 the working capital funds of $1,350,000, as required by the Bond documents, were established and the Phase II activities completed. Phase II consisted of an auditorium addition and a renovation of a carriage house, both of which provide more common areas. The Phase II construction cost approximately $350,000 and was funded by the Partners through capital contributions in 1995.

Distributions to the partners were made from the proceeds of closing the remaining previously unsold units and from net attrition income.

Because Phase I is 97% sold, the Partnership has begun the development of Phase III - a 35 unit expansion. Regulatory approval was obtained in April 1996 and reservations in the form of refundable deposits of Admission Fees were accepted. As of December 31, 1996, all 35 units were reserved.

The overall impact of Phase III will be to substantially increase the net operating revenue without substantially increasing the fixed operating costs.

Results of Operations. Occupancy began in late August, 1993. Occupancy increased from 133 units (75%) at December 31, 1994, to 154 units (87%) at December 31, 1995, to 163 units (92%) at December 31, 1996.

In 1996 total revenue decreased marginally (-1.4%), even though apartment service fees revenue increased almost 19%. The apartment service fee revenue increased because of a fee increase of 5% effective January 1, 1996, and because the average number of units occupied increased approximately 11%. Health Center revenues increased in 1996 by 10% over 1995 Health Center revenues because of an increase in average occupancy of approximately 5% and a rate increase of approximately 6% effective July 1, 1996. The amortization of non-refundable admission fees declined by enough to offset all of these increases. The amortization declined due to fewer move-ins in 1996 when total occupancy increased 5% compared to a total increase of 12% in 1995.

Total operating expense declined 4% in 1996 compared to 1995 because of a decrease in development fee amortization as fewer move-ins occurred (it is amortized pro rata with the amortization of non refundable admission fees). There was a decrease in general and administrative expenses due to expense control activities. Operating expenses for resident care, dietary, plant and housekeeping increased as occupancy increased.

Interest expense declined in 1996 because all Advances Payable to Partners received prior to December 31, 1994, had been repaid by December 31, 1995. New advances of $1,600,000 were reserved as described below, in conjunction with Phase III construction.

As in 1994, meaningful comparisons of 1995 to 1994 operating revenues and expenses relating to resident activities cannot be made. In 1994, operating revenues and expenses relating to resident activities were capitalized for 7.5 months. Consequently, comparing a 12 month period (1995) to a 4.5 month period
(1994) cannot be meaningful.

However, certain comparisons may be made as between 1995 and 1994:

         * In 1995, Admission Fees revenue was slightly lower than in 1994 as the community moved from 75% occupancy to 88% occupancy at the end of 1995 -- a 13% increase -- compared to a 15% increase in occupancy in 1994.

         * Increased occupancy and a 5% monthly service fee increase in January 1995 also increased the Apartment revenues.

         * Health Center revenues increased in 1995 due to increased reimbursement from third party payers.

         * Revenue from Capital Reserve Fees also declined as fewer residents moved in during 1995, compared to 1994.

         * Increases in expenses, when compared to increased occupancy explains the increases in Operating expenses, except for General and Administrative expenses and Plant expenses. Plant expenses increased as the community assumed full responsibility for the grounds and structures, in the absence of usual one year warranties provided by the contractors. General and Administrative expenses increased as more marketing and sales expenditures were made to complete the initial sales of all units within a reasonably short period of time.

         * Because the Development Fee expense is amortized pro rata with the amortization of the non-refundable Admission Fees, the decrease in Development Fee expense declined as the Admission Fee revenue declined

Liquidity and Capital Resources. As of May 28, 1992, significant financing activities were concluded. Construction financing and long-term financing both were achieved on that date. Construction financing in the amount of $20,000,000 from a group of lenders was achieved and the Partnership raised $14,000,000 (before deduction of costs of underwriting) through long-term financing.

The Partnership in May 1992 issued two types of taxable bonds. One type was issued in an underwritten public offering of $8,000,000 principal amount of Blakehurst 10 Year Put Option Mortgage Bonds 1992, Series I. Also in May 1992, the Partnership issued in a private transaction to affiliates of the Partnership, a total of $6,000,000 principal amount of Blakehurst Retirement Community Put Option Bonds, Private Placement Series on terms substantially identical to the public offering except that the Private Placement Bonds provided for redemption of such bonds from the proceeds of the sale of 1992 Series II Bonds. The affiliates of the Partnership re-sold the 1992 Series II Bonds in the amount of $6,000,000 in August 1992.

During 1993, the construction loan was borrowed and repaid.

Scheduled repayment of Series I and II Bonds began in 1995, during which $65,000 of principal was paid to the bondholders; in 1996, $130,000 of principal was paid.

Also during 1995, Advances Payable to Partners in the amount of $6,872,377 were paid. These advances had been made in conjunction with the original financing in 1992. During 1994, $5,918,840 of Advances Payable to Partners had been repaid. As of December 31, 1995, there were no Advances Payable to Partners.

All of the repayment of the construction loan and Advances Payable to Partners was ultimately funded by Residency Loans. The majority of the capital expenditures are therefore made from Residency Loans.

During 1995, the Partners made capital contributions of $349,978 towards the construction of the auditorium and renovation of a carriage house (Phase II), which is complete.

Phase III expansion, described under Item 1, is estimated to cost approximately $10,600,000, which includes the construction management fee to Mullan and development fee to LCSD. To fund the expansion, the Partners expect to obtain permanent parity debt financing of $1,900,000 and resident loans and fees of $8,700,000. Construction period financing will be provided by the Partners.

During 1996 the Partnership distributed $1,600,000 to the Partners after working capital reserve requirements of $1,350,000 as defined in the bond documents were established. The Partners advanced $1,600,000 to the Partnerships in 1996 in connection with Phase III.

As of December 31, 1996, all 35 units in the Phase III expansion had been reserved by receipt of a deposit. Occupancy is expected to begin in late summer 1997.

During late 1994, a new residency agreement was introduced, as described above Traditional Plan. The economic impact is to reduce the total initial loans from residents. The Partners believe, however, the receipt of monthly service fees due to more rapid increase in occupancy, is better for the community as a whole. The Partners are therefore deferring receipt of the optimum proceeds until the units are resold under a Return of Capital Residency agreement.

Net cash provided by operating activities in 1996 improved approximately $775,000. Major contributing factors to this were:

         *    Better operating results due to increased occupancy and control of expenses                 $545,000

         *    Decreased amortization of non refundable fees and development fees                           509,000

         *    Increased operating assets and liabilities                                                   349,000

         *    Decrease in Admission fees due to fewer move-ins                                            (638,000)

Net cash provided by operating activities in 1995 was essentially the same as in 1994. Admission Fees received increased substantially due to move ins to larger apartments. This increase was offset by the increased interest cost because interest cost was capitalized during the initial 7.5 months of 1994, and expensed for all of 1995.

Net cash used in investing activities in 1996 increased significantly because of these major contributing factors:

         *    Receipt of Admission Fees from perspective Phase III residents, placed in escrow            $893,000

         *    Net cash balance increase from Partners of Phase III construction funds                      556,000

         *    Additions to operating property greater than in 1995, essentially because of              (2,069,000)
              Phase III construction

         *    Increase in health center reserves due to increased permanent assignments                    682,000

         *    Increase in construction costs payable                                                     1,650,000

In 1995, the substantial decrease in net cash used in investing activities relates primarily to much lower capital expenditures in 1995 compared to 1994. In 1995, the auditorium addition was the major capital expenditure, and was funded by the Partners.

Net cash provided by financing activities increased approximately $3,000,000 in 1996 compared to 1995 because of the repayment of all Partner Advances in 1995 ($6,872,000) and the decline in net new resident loans of $3,300,000.

Because occupancy of Phase I units continues to now exceed 90%, the introduction of new residency agreement types in 1994, the complete pre-sale of Phase III, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available.

The long-term success of the project is, however, ultimately dependent upon marketing of substantially all available units and health center beds, maintaining adequate levels of occupancy, and operating the Project efficiently.

Item 8. Financial Statements and Supplementary Data

See pages 27 through 45 for financial statement information.


Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure.

None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Partnership has three general partners: West Joppa with a 1% interest, Blakehurst Joint Venture with a 1% interest and the Real Estate Partnership with a 98% interest. The Real Estate Partnership has in turn two general partners:
West Joppa and Blakehurst Joint Venture, each with a 50% interest.

GENERAL PARTNERS

Blakehurst Joint Venture (BJV). BJV is an Iowa general partnership formed December 16, 1991, for the sole purpose of holding partnership interests in the Partnership and the Real Estate Partnership. The general partners of BJV are Chestnut Village, Inc. (Chestnut Village) and Prime Holdings, Inc. (Prime Holdings). Both Chestnut Village and Prime Holdings were formed for the sole purpose of acting as general partners of BJV.

Chestnut Village, Inc.. Chestnut Village is an Iowa corporation formed February 1, 1988. On February 28, 1995, Chestnut Village's only shareholder and parent, Continuing Care Communities of America, Inc. (CCCA), an Iowa Corporation, changed its name to Home Health Care Services Corporation (HHCSC) at the time of HHCSC's merger into CCCA. At the same time, CCCA's only shareholder and parent, The Weitz Corporation (Weitz), an Iowa corporation, changed its name to LCS Holdings, Inc. (Holdings). Holdings, through one of its two principal subsidiaries, LCS, engages in the development and operation of life care facilities across the United States.

The directors and executive officers of Chestnut Village are as follows:

Stan G. Thurston, age 50, has served as a director and President and Chief Executive Officer of Chestnut Village since February, 1990. He has also served as a director and the President and Chief Operating Officer of LCS since 1990, being named CEO in March, 1995. He is a director, President, and CEO of Holdings. Mr. Thurston joined LCS in 1977 as project development manager, was promoted to Vice President in 1979, and was responsible for managing LCS's nationwide development until February of 1987. From then until 1990, Mr. Thurston served as Vice President-Operations Management.

Stephen J. Hoover, age 46, has served as the Secretary of Chestnut since March of 1995, and has been a director and Secretary for LCS and Holdings since March, 1995; Mr. Hoover is a director of Holdings. Mr. Hoover joined LCS as Project Development Manager in 1984 and was promoted to Senior Project Development Manager in 1986. Mr. Hoover was named Vice President/Director of Development in 1987 and Senior Vice President of Marketing and Sales in 1991. Prior to 1984, Mr. Hoover served with The Weitz Company, Inc. as Project Engineer (1976), Construction Manager (1977), Project Manager (1978), and Senior Project Manager
(1981).

Arthur V. Neis, age 56, a Certified Public Accountant, has served as the Treasurer and Chief Financial Officer of Chestnut Village since February 1988, and has been the Treasurer and Chief Financial Officer of Holdings, LCS and Weitz since 1987. He has been a director of Holdings since March 1995. Mr. Neis joined Weitz in 1986 as Controller. Prior to then, Mr. Neis was the Controller of Fru-Con Corporation, a construction company located in St. Louis, Missouri.

Edward R. Kenny, age 41, has served as the Senior Vice President of Chestnut Village since April 1990, and has been the Senior Vice President of LCS, responsible for operations management since April 1990. He has been a director of Chestnut Village and Holdings since March 1995. Mr. Kenny joined LCS in 1979 as administrator-in-training, was promoted to administrator in 1980, and regional administrator in 1985 before being named Director of Operations Management in 1987.

Mary Harrison, age 46, has served as a director and Vice President of Chestnut Village since March of 1995, and has been a Vice President/Director of Operations Management of LCS since 1992. Ms. Harrison joined LCS in 1981 as administrator-in-training and was promoted to administrator in 1983. In 1985, she was promoted to regional administrator and acquired responsibility for overseeing the various home health agencies affiliated with LCS. Ms. Harrison became an assistant director of operations management in 1990 and was promoted to Director of Operations Management in 1991.

All members of the Board of Directors of each of Chestnut Village, LCS, and Holdings are elected by the stockholders of such companies at the annual stockholders' meeting for a term of one year; all of the officers of each of Chestnut Village, LCS, and Holdings are appointed by the directors of such companies at the annual directors' meeting and serve for a term of one year.

Prime Holdings, Inc. Prime Holdings is an Iowa corporation and the direct, wholly-owned subsidiary of IASD Health Services Corp., an Iowa corporation. The directors of Prime Holdings are Robert G. Millen, Craig Hennesy, and Richard A. Stilley, all residents of Des Moines, Iowa. Mr. Millen, age 50, has been a director and the President of Prime Holdings since December 1991.

Mr. Millen also serves as Chief Development Officer of IASD, a position he has held since August 1990. Prior to joining IASD, Mr. Millen was a Chief Executive Officer of Boatmen's National Bank of Des Moines.

Mr. Hennesy, age 52, has been a director of Prime Holdings since December 1991. Mr. Hennesy has also served as Chief Operating Officer of IASD since April 1989. From 1987 to April 1989, Mr. Hennesy was Senior Vice President, Internal Operations for IASD.

Richard A. Stilley, age 49, has been a director of Prime Holdings since December 1991. Mr. Stilley has also served as Chief Administrative Officer for IASD since September 1989. Prior to that time, Mr. Stilley served as Corporate Counsel for IASD.

Michele A. Druker, age 41, has been Secretary of Prime Holdings since December 1991. Ms. Druker has also served as Associate Counsel for IASD since April 1988 and as of January 1996, she served as General Counsel. Prior to that time, Ms. Druker was an attorney with Dickinson, Throckmorton, Parker, Mannheimer and Raife, Des Moines, Iowa.

Richard C. Anderson, age 43, has been Treasurer of Prime Holdings, Inc. since December 1991. Mr. Anderson has also served as Senior Vice President, Finance Division, for IASD Health Services Corp. since November 1983.

The West Joppa Road Limited Partnership. West Joppa Road is a limited partnership organized under the laws of Maryland for the sole purpose of holding partnership interests in the Partnerships. West Joppa Road has two general partners, Rosedale Care, Inc., and Continental Care, Inc., and several limited partnerships of which the majority partners are directly or indirectly Thomas F. Mullan, III; John A. Luetkemeyer, Jr.; and J. Mark Schapiro.

Rosedale Care, Inc. Rosedale Care, Inc. is a Maryland corporation formed in 1991 for the purpose of acting as a corporate general partner of West Joppa Road Limited Partnership in connection with the Project. The President, Treasurer, and sole director of Rosedale Care, Inc. is Thomas F. Mullan, III.

Thomas F. Mullan, III, age 53, serves as President and Treasurer of Rosedale Care, Inc. and has served in such capacities since Rosedale Care, Inc.'s formation in December 1991. Mr. Mullan served as the Chairman and Chief Executive Officer of both The Mullan Contracting Company, Inc. and Mullan Enterprises, Inc. for the past six years, and owns 51% of the common stock of Mullan Enterprises, Inc.

Norman W. Wilder, age 36, is Vice President and Secretary of Rosedale Care, Inc. and President and Treasurer of Mullan Enterprises, Inc. Mr. Wilder has served as the Chief Financial Officer of Rosedale Care, Inc. since December 1991 and other Mullan Enterprises, Inc. affiliates since June 1991. Prior to June 1991, Mr. Wilder was employed by the accounting firm of Wolpoff & Co. for five years.

Directors of all of Rosedale Care, Inc., The Mullan contracting Company, Inc., and Mullan Enterprises, Inc. are each elected by the stockholders of such companies to serve for a term of one year; officers are appointed by the directors of such companies and serve for a term of one year.

Continental Care, Inc. Continental Care is a Maryland Subchapter S corporation formed in 1985 for the purpose of acting as a corporate general partner of West Joppa Road Limited Partnership in connection with the Project. John A. Luetkemeyer, Jr., age 55, and J. Mark Schapiro, age 53, are the two directors of Continental Care.

Mr. Luetkemeyer also serves as the President and Treasurer of Continental Care and Mr. Schapiro is its Vice President, and Secretary. Since 1980, Mr. Luetkemeyer has primarily been responsible for overseeing the development of the real estate operations of Continental Realty Corporation, a Baltimore-based real estate development and management company which holds and manages over 4,000 residential apartments and seventeen commercial and retail properties.

Mr. Schapiro, as Vice President of Continental Realty Corporation, has been responsible primarily for the management of its properties since 1980. From 1982 to 1988, Mr. Schapiro and Mr. Luetkemeyer were also part owners of JF Theaters, Inc., an owner/operator of 17 movie theaters located throughout the greater Baltimore metropolitan area.

Messrs. Mullan, Wilder, Luetkemeyer, and Schapiro are all residents of Maryland.

None of the individual directors and/or officers of BJV, West Joppa, Chestnut Village, Prime Holdings, Continental Care or Rosedale receive any salary or other renumeration solely for serving as representatives of such entities.


Item 11. Executive Compensation

    None


Item 12. Security Ownership of Certain Beneficial Owners and Management

On January 28, 1995, shareholders of Weitz approved a Split-Off Agreement and Plans of Reorganization (Plan), which was effective March 1, 1995. Pursuant to this Plan, Weitz split-off certain of its subsidiaries in a partially tax free exchange of stock with certain of its shareholders and changed its name to LCS Holdings, Inc.

Following this transaction, and as of December 31, 1996, the following table sets forth certain information as to the number of shares of common stock of Holdings owned by (i) each person who is known by Holdings to own beneficially 5% or more of the Holdings common stock, (ii) each director of Holdings, and
(iii) all directors and officers of Holdings as a group. As of such date, there were 38,842 shares of Holdings common stock outstanding. Holdings common stock was the only class of voting securities of Holdings outstanding.

                                                                    Amount and Nature              Percent
         Name and Address (2)                                  of Beneficial Ownership (1)(4)      of Class
         --------------------                                   ------------------------------      --------
        Stan G. Thurston, Director                                   20,469          (3)             52.8%
        President & CEO

        Stephen J. Hoover, Director                                  16,477          (3)             42.4%
        Senior Vice President of Marketing & Sales

        Arthur V. Neis, Director                                     14,669          (3)             37.8%
        Treasurer & CFO

        Edward R. Kenny, Director                                    14,062          (3)             36.2%
        Senior Vice President/Operations Management

        Mary J. Harrison, Director                                   13,726          (3)             35.4%
        Vice President/Director of Operations Management

        LCS Holdings, Inc.                                           12,750                          32.8%
        Employee Stock Ownership Plan
        c/o Bankers Trust, N.A., Trustee
        665 Locust
        Des Moines, IA  50309

        Joseph M. Brucella, Director                                    953                           2.5%
        Vice President/Director of Operations Management

        Malcolm K. Booher, Director                                   1,327                           3.4%
        Vice President/Director of Operations Management

        Rick W. Exline, Director                                      1,025                           2.6%
        Vice President/Director of Operations Management

        LisJ Everly, Director                                             0                             0%
        Director of Human Resources

        Kent C. Larson, Director                                      1,026                           2.6%
        Vice President/Director of Project Development

        Joseph A. Martin, Director                                    1,316                           3.4%
        Vice President/Director of Operations Management

        Edward J. Nichols, Director                                     820                           2.1%
        Director of Finance & Property Development

        Richard L. Seibert, Director                                    909                           2.3%
        Director of Corporate Marketing/Consulting

        Terrance M. Ward, Director                                    1,124                           2.9%
        Vice President/Director of Occupancy Development

        All Officers and Directors as a group (14 persons)           36,903          (3)             95.0%

--------------------
(1) Except as otherwise indicated, each shareholder has sole power to vote and to dispose of all of the Holdings common stock listed opposite their name.

(2) Address is c/o LCS Holdings, Inc., 800 Second Avenue, Suite 200, Des Moines, Iowa 50309, unless otherwise noted.

(3) Includes 12,750 shares held by the LCS Holdings, Inc. Employee Stock Ownership Plan over which the individual shares voting power and investment power as a member of the ESOP Committee for the Plan.

(4) All directors participate in a Director Stock Compensation Plan which has granted each the right to exercise an option for up to 150 shares of stock of LCS Holdings, Inc. at a price per share that is less than the fair market value at the date of the grant. Such options expire March 31, 2004.

The following table sets forth as of December 31, 1996 certain information as to the number of shares of non-voting preferred stock of Holdings owned by (i) each person who is known by Holdings to own beneficially five percent (5%) or more of the Holdings preferred stock, (ii) each director of Holdings, and (iii) all directors and officers of Holdings as a group. As of such date there were 20,000 shares of Holdings preferred stock outstanding and the Holdings non-voting preferred stock outstanding was the only class of equity security of Holdings outstanding other than shares of Holdings common stock referenced above.

                                                               Amount and Nature                    Percent
         Name and Address                                 of Beneficial Ownership (1)              of Class
         ----------------                                 ---------------------------              --------
        Essex Meadows, Inc. and subsidiaries                         20,000                           100%
        800 Second Avenue, Suite 110
        Des Moines, IA  50309

----------------------
(1) Direct ownership is held by a wholly owned subsidiary of Essex Meadows, Inc.


Item 13. Certain Relationships and Related Transactions

Partnership - Real Estate Partnership. The Partnership was originally organized June 3, 1988 and had two general partners, Chestnut Village and West Joppa, each holding a 50% interest. The Real Estate Partnership was organized April 25, 1990 and had two general partners, Chestnut Village and West Joppa, each holding a 50% interest. On April 25, 1990, each of Chestnut Village and West Joppa transferred and assigned 98% of their respective partnership to the Real Estate Partnership. The transfer resulted in the Partnership being comprised of three general partners: the Real Estate Partnership with a 98% interest, and Chestnut Village and West Joppa, each with a 1% interest. On December 16, 1991, Chestnut Village transferred its interests in the Partnership and the Real Estate Partnership to BJV.

The Partnership and the Real Estate Partnership entered into an operating and use agreement (the "Operating and Use Agreement"), which obligates the Partnership to purchase the Property in the name of the Real Estate Partnership and to develop, operate and manage the Project at the Partnership's expense. Under the Operating and Use Agreement, the Partnership pays to the Real Estate Partnership an annual use fee equal to the Real Estate Partnership's projected taxable loss for federal income tax purposes for each year, to the extent required for federal income tax purposes. As of this date, the Partnership anticipates that no annual use fee will be required to be paid. During the term of the Operating and Use Agreement, the Partnership has the right to receive and retain all revenues from the Project. The Operating and Use Agreement will terminate upon the dissolution, liquidation, or other termination of the Partnership or upon acceleration by the Trustee of the principal of and accrued interest on the 1992 Series I Bonds following an Event of Default under the Indenture.

Under the Operating and Use Agreement, the Real Estate Partnership has guaranteed the performance by the Partnership of its obligations under the Residency Agreements. The covenants, agreements and, undertakings contained in the Operating and Use Agreement are for the express benefit of, and are expressly enforceable by, residents of the Community.

Construction Manager. The Weitz Company, Inc. ("Weitz Construction"), until March 1, 1995 a wholly-owned subsidiary of The Weitz Corporation, was the construction manager for the Project. Weitz Construction was affiliated until March 1, 1995 with Continuing Care Communities of America, Inc. (now renamed Home Health Care Services Corporation), also a wholly-owned subsidiary of the Weitz Corporation (now renamed LCS Holdings, Inc.), which in turn owns 100% of Chestnut Village, Inc., one of the general partners of BJV, which is a general partner of both the Partnership and the Real Estate Partnership. The construction of Phase I was completed in early 1994. There are no contractual matters yet to be resolved relating to this construction management agreement.

Mullan Contracting Company, an affiliate of Rosedale Care, Inc., is the construction manager for Phase II, now completed, and Phase III, now underway. Mullan Contracting is to receive a fixed fee of $371,571 of which $94,794 was earned in 1996, and $25,001 in 1995, plus reimbursement of certain costs. The contract contains a guaranteed maximum cost and general conditions guarantee, together with a provision for sharing any savings.

Developer. The Partnership has retained LCS to assist it in developing the Project. Under the terms of the Development Agreement, the Partnership agreed to pay LCS a Phase I development fee (the "Development Fee") consisting of 4.75% of the total Project costs, excluding certain costs, as budgeted prior to construction and approved by LCS and the Partnership. Additionally, the Partnership has agreed to reimburse LCS for certain out-of-pocket costs incurred by LCS in the performance of the Development Agreement. Such Development Agreement was completely paid in 1993.

In December, 1994, the Development Agreement was amended (Amendment #1) to include terms relative to Phase II. The Amendment #1 provided that Rosedale Care, Inc. and Continental Care, Inc., partners of West Joppa, would jointly and severally, with LCS, be responsible for providing marketing, interior decoration, and be primarily responsible for community relations. Further, Phase II development fees were to be paid one-half to LCS and one quarter each to Rosedale Care, Inc. and Continental Care, Inc.

In October 1996 the Development Agreement was further amended (Amendment #2) with regard to Phase III. The Amendment #2 provides that Life Care Services Development Corporation, a subsidiary of LCS, shall provide development services for Phase III, receiving a total fee of $585,000, none of which was paid in 1996. The Amendment #2 also eliminated any development fee being paid to Rosedale Care, Inc., or Continental Care, Inc.

BJV - West Joppa. The Partners had advanced to the Partnership a total of $6,872,377 as of December 31, 1994, which funds were used to defray certain development, marketing and other costs of the Project. All such advances were repaid in 1995.

Trustee's Counsel. Davis, Brown, Koehn, Shors & Roberts, P.C., Des Moines, Iowa ("Davis, Brown"), has acted as Trustee's counsel in connection with the issuance of the 1992 Series I Bonds. A. Arthur Davis, a partner at Davis, Brown, was a director of The Weitz Corporation through February, 1995. David S. Strutt, an employee of Weitz Construction, served as General Counsel and Secretary through February, 1995 of Chestnut Village, LCS, The Weitz Corporation, and Weitz Construction and was formerly a partner at Davis, Brown.

During 1996, Donald J. Brown, a partner at Davis, Brown, has been outside general counsel to LCS and Holdings.


                                     PART IV

                                                                                                      Page No.
                                                                                                      --------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents Filed as a Part Hereof

         (1)      Separate and Combined Financial Statements - The
                  Chestnut Real Estate Partnership and The Chestnut
                  Partnership

                  Report of Independent Auditors                                                         27

                  Separate and Combined Balance Sheets, December 31, 1996 and
                  1995 28

                  Separate and Combined Statements of Operations for the
                  years ended December 31, 1996, 1995, and 1994                                          30

                  Separate and Combined Statements of Partner's Equity (Deficit)
                  for the years ended December 31, 1996, 1995, and 1994                                  33

                  Separate and Combined Statements of Cash Flows for the years
                  ended December 31, 1996, 1995, and 1994                                                34

                  Notes to Financial Statements                                                          37

         (2)      Exhibits. The Exhibits listed on the Index to
                  Exhibits appearing on page                                                             46


(b)      Reports on Form 8-K

         None




[LOGO]
COOPERS & LYBRAND


Report of Independent Accountants



To the Partners
The Chestnut Real Estate Partnership
    and The Chestnut Partnership:

We have audited the accompanying separate and combined balance sheets of The Chestnut Real Estate Partnership (a general partnership) and The Chestnut Partnership (a general partnership) as of December 31, 1996 and 1995, the related separate and combined statements of operations, statements of partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these separate and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the separate and combined financial statements referred to above present fairly, in all material respects, the financial position of The Chestnut Real Estate Partnership and The Chestnut Partnership as of December 31, 1996 and 1995, the results of their operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.


Des Moines, Iowa
February 28, 1997

    Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.


THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED BALANCE SHEETS
DECEMBER 31, 1996
                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                 ASSETS                                   PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Current assets:
   Cash and cash equivalents                                            $    1,394,227                  $    1,394,227
   Accounts receivable                                                         197,444                         197,444
   Prepaid expenses and other                                                  274,133                         274,133
   Assets whose use is limited or restricted:
      Under bond indenture agreements, held by trustee                         393,293                         393,293
      Under letter of credit agreements, held in escrow                         57,874                          57,874
                                                                        ---------------                 ---------------

        Total current assets                                                 2,316,971                       2,316,971

Assets whose use is limited or restricted:
   Under bond indenture agreements, held by trustee                          1,591,297                       1,591,297
   Under residency agreements, held in escrow                                1,280,777                       1,280,777
   Health Center reserves                                                      751,627                         751,627
   Phase III construction funds                                                555,721                         555,721

Operating property, at cost                                                    305,421  $   48,615,205      48,920,626
Costs of acquiring initial contracts                                         1,701,335                       1,701,335
Deferred bond financing costs                                                  911,537                         911,537
                                                                        --------------- --------------- ---------------

        Total assets                                                    $    9,414,686  $   48,615,205  $   58,029,891
                                                                        =============== =============== ===============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
   Bonds payable, current portion                                       $      150,000                  $      150,000
   Accounts payable                                                            149,151                         149,151
   Accrued expenses                                                            213,581                         213,581
   Accrued property taxes                                                      142,485                         142,485
   Accrued interest payable                                                    235,595                         235,595
   Refundable deposits, residency agreements                                   743,167                         743,167
                                                                        ---------------                 ---------------

        Total current liabilities                                            1,633,979                       1,633,979

Construction costs payable                                                   1,703,277                       1,703,277

Refundable deposits, escrowed                                                  892,550                         892,550

Bonds payable, less current portion                                         13,655,000                      13,655,000

Loans from residents                                                        39,059,790                      39,059,790

Advances payable to partners                                                 1,600,000                       1,600,000

Deferred revenues from admission fees                                        2,052,312                       2,052,312

Equity in deficit of The Chestnut Partnership                                           $   51,182,222
                                                                        --------------- --------------- ---------------

        Total liabilities                                                  60,596,908      51,182,222      60,596,908

Commitments and contingencies

Partners' deficit                                                         (51,182,222)     (2,567,017)     (2,567,017)
                                                                        --------------- --------------- ---------------

          Total liabilities and partners' deficit                       $   9,414,686  $   48,615,205  $   58,029,891
                                                                        =============== =============== ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


SEPARATE AND COMBINED BALANCE SHEETS
DECEMBER 31, 1995

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                 ASSETS                                   PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Current assets:
   Cash and cash equivalents                                            $      601,767                  $      601,767
   Accounts receivable                                                         270,498                         270,498
   Prepaid expenses and other                                                  297,110                         297,110
   Assets whose use is limited or restricted:
      Under bond indenture agreements, held by trustee                         455,790                         455,790
      Under letter of credit agreements, held in escrow                        109,697                         109,697
                                                                        ---------------                 ---------------

        Total current assets                                                 1,734,862                       1,734,862

Assets whose use is limited or restricted:
   Under bond indenture agreements, held by trustee                          1,502,481                       1,502,481
   Under residency agreements, held in escrow                                  137,290                         137,290
   Health Center reserves                                                      806,490                         806,490

Operating property, at cost                                                    531,145  $   47,176,638      47,707,783
Costs of acquiring initial contracts                                         1,861,460                       1,861,460
Deferred bond financing costs                                                  960,143                         960,143
                                                                        --------------- --------------- ---------------

        Total assets                                                    $    7,533,871  $   47,176,638  $   54,710,509
                                                                        =============== =============== ===============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
   Bonds payable, current portion                                       $      130,000                  $      130,000
   Accounts payable                                                            107,384                         107,384
   Accrued expenses                                                            159,891                         159,891
   Accrued property taxes                                                      163,641                         163,641
   Accrued interest payable                                                    217,216                         217,216
   Advances payable                                                            190,153                         190,153
   Refundable deposits, residency agreements                                   744,151                         744,151
                                                                        ---------------                 ---------------

        Total current liabilities                                            1,712,436                       1,712,436

Construction costs payable                                                      55,719                          55,719

Bonds payable, less current portion                                         13,805,000                      13,805,000

Loans from residents                                                        37,572,750                      37,572,750

Deferred revenues from admission fees                                        1,795,592                       1,795,592

Equity in deficit of The Chestnut Partnership                                           $   47,407,626
                                                                        --------------- --------------- ---------------

        Total liabilities                                                   54,941,497      47,407,626      54,941,497

Commitments and contingencies

Partners' deficit                                                         (47,407,626)       (230,988)       (230,988)
                                                                        --------------- --------------- ---------------

          Total liabilities and partners' deficit                       $    7,533,871  $   47,176,638  $   54,710,509
                                                                        =============== =============== ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.



SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                                                          PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Revenues:
   Amortization of nonrefundable admission fees                         $      895,120                  $      895,120
   Apartment revenues                                                        4,663,281                       4,663,281
   Health Center revenues                                                    1,917,684                       1,917,684
   Capital reserve fees                                                         50,304                          50,304
   Other revenue                                                                34,610                          34,610
   Income from The Chestnut Partnership                                                 $      483,601
                                                                        --------------- --------------- ---------------

        Total revenues                                                       7,560,999         483,601       7,560,999
                                                                        --------------- --------------- ---------------

Operating expenses:
   Development fee amortization                                                226,129                         226,129
   General and administrative                                                1,671,803                       1,671,803
   Resident care                                                             1,450,840                       1,450,840
   Dietary                                                                   1,283,991                       1,283,991
   Plant                                                                       814,717                         814,717
   Housekeeping                                                                338,769                         338,769
   Depreciation and amortization                                               213,152       1,219,630       1,432,782
                                                                        --------------- --------------- ---------------

        Total expenses                                                       5,999,401       1,219,630       7,219,031
                                                                        --------------- --------------- ---------------

          Income (loss) from operations                                      1,561,598       (736,029)         341,968
                                                                        --------------- --------------- ---------------

Other income (expense):
   Interest income                                                             246,019                         246,019
   Interest expense                                                        (1,324,016)                     (1,324,016)
                                                                        ---------------                 ---------------

                                                                           (1,077,997)                     (1,077,997)
                                                                        --------------- --------------- ---------------

            Net income (loss)                                           $      483,601  $    (736,029)  $    (736,029)
                                                                        =============== =============== ===============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                                                          PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Revenues:
   Amortization of nonrefundable admission fees                         $    1,878,879                  $    1,878,879
   Apartment revenues                                                        3,920,710                       3,920,710
   Health Center revenues                                                    1,740,580                       1,740,580
   Capital reserve fees                                                         92,642                          92,642
   Other revenue                                                                33,636                          33,636
   Loss from The Chestnut Partnership                                                   $      (70,280)
                                                                        --------------- --------------- ---------------

        Total revenues                                                       7,666,447         (70,280)       7,666,447
                                                                        --------------- --------------- ---------------

Operating expenses:
   Development fee amortization                                                700,458                         700,458
   General and administrative                                                1,835,051                       1,835,051
   Resident care                                                             1,330,434                       1,330,434
   Dietary                                                                   1,179,834                       1,179,834
   Plant                                                                       762,368                         762,368
   Housekeeping                                                                295,214                         295,214
   Depreciation and amortization                                               213,151       1,211,110       1,424,261
                                                                        --------------- --------------- ---------------

        Total expenses                                                       6,316,510       1,211,110       7,527,620
                                                                        --------------- --------------- ---------------

          Income (loss) from operations                                      1,349,937      (1,281,390)        138,827
                                                                        --------------- --------------- ---------------

Other income (expense):
   Interest income                                                             232,282                         232,282
   Interest expense                                                         (1,652,499)                     (1,652,499)
                                                                        ---------------                ---------------

                                                                            (1,420,217)                     (1,420,217)
                                                                        --------------- -------------- ----------------

            Net loss                                                    $      (70,280)  $  (1,281,390)  $  (1,281,390)
                                                                        =============== =============== ==============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1994
                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                                                          PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Revenues:
   Amortization of nonrefundable admission fees                         $    1,971,147                  $    1,971,147
   Apartment revenues                                                        1,293,654                       1,293,654
   Health Center revenues                                                      547,891                         547,891
   Capital reserve fees                                                        156,329                         156,329
   Other revenue                                                                11,840                          11,840
   Income from The Chestnut Partnership                                                 $      653,338
                                                                        --------------- --------------- ---------------

        Total revenues                                                       3,980,861         653,338       3,980,861
                                                                        --------------- --------------- ---------------

Operating expenses:
   Development fee amortization                                                782,253                         782,253
   General and administrative                                                  553,016                         553,016
   Resident care                                                               473,005                         473,005
   Dietary                                                                     444,623                         444,623
   Plant                                                                       252,205                         252,205
   Housekeeping                                                                115,982                         115,982
   Depreciation and amortization                                                79,988         428,996         508,984
                                                                        --------------- --------------- ---------------

        Total expenses                                                       2,701,072         428,996       3,130,068
                                                                        --------------- --------------- ---------------

          Income from operations                                             1,279,789         224,342         850,793
                                                                        --------------- --------------- ---------------

Other income (expense):
   Interest income                                                             106,588                         106,588
   Interest expense                                                           (733,039)                       (733,039)
                                                                        ---------------                 ---------------

                                                                              (626,451)                       (626,451)
                                                                        --------------- --------------- ---------------

            Net income                                                  $      653,338  $      224,342  $      224,342
                                                                        =============== =============== ===============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE      COMBINED
                                                                          PARTNERSHIP     PARTNERSHIP    PARTNERSHIPS

Balance, January 1, 1994                                                $  (39,627,518)  $     476,082  $      476,082

Net income                                                                     653,338         224,342         224,342

Transfer of project under development assets to
      The Chestnut Real Estate Partnership                                  (8,118,639)
                                                                        --------------- --------------- ---------------

Balance, December 31, 1994                                                 (47,092,819)        700,424         700,424

Net loss                                                                       (70,280)     (1,281,390)     (1,281,390)

Transfer of project under development assets to
      The Chestnut Real Estate Partnership                                    (594,505)

Contributions from partners                                                    349,978         349,978         349,978
                                                                        --------------- --------------- ---------------

Balance, December 31, 1995                                                 (47,407,626)       (230,988)       (230,988)

Net income (loss)                                                              483,601        (736,029)       (736,029)

Transfer of project under development assets to
      The Chestnut Real Estate Partnership                                  (2,658,197)

Distributions to partners                                                   (1,600,000)     (1,600,000)     (1,600,000)
                                                                        --------------- --------------- ---------------

Balance, December 31, 1996                                              $  (51,182,222)  $  (2,567,017)  $  (2,567,017)
                                                                        =============== =============== ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.

SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                        THE CHESTNUT
                                                                       THE CHESTNUT      REAL ESTATE       COMBINED
                                                                        PARTNERSHIP      PARTNERSHIP     PARTNERSHIPS
Cash flows from operating activities:
   Net income (loss)                                                  $       483,601  $     (736,029)  $     (736,029)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                        1,219,330         1,219,630
        Other amortization                                                    213,152                           213,152
        Amortization of nonrefundable admission fees                         (895,120)                         (895,120)
        Amortization of development fees                                      226,129                           226,129
        Admission fees received                                             1,151,840                         1,151,840
        Partnership income                                                                   (483,601)
        Change in operating assets and liabilities:
          Accounts receivable                                                  73,054                            73,054
          Prepaid expenses and other                                           22,977                            22,977
          Accounts payable                                                     41,767                            41,767
          Accrued expenses                                                     50,913                            50,913
                                                                      ---------------- ---------------- ----------------

        Net cash provided by operating activities                           1,368,313                -        1,368,313
                                                                      ---------------- ---------------- ----------------

Cash flows from investing activities:
   Increase in funds escrowed under residency agreements                   (1,143,487)                       (1,143,487)
   Additions to operating property                                         (2,663,023)                       (2,663,023)
   Increase in construction payable                                         1,647,558                         1,647,558
   Increase in Phase III construction funds from partner advances            (555,721)                         (555,721)
   Increase in assets held by trustee                                         (26,319)                          (26,319)
   Decrease in funds escrowed under letter of credit agreement                 51,823                            51,823
   Decrease in Health Center reserves                                          54,863                            54,863
                                                                      ---------------- ---------------- ----------------

        Net cash used in investing activities                              (2,634,306)                -      (2,634,306)
                                                                      ---------------- ---------------- ----------------

Cash flows from financing activities:
   Distributions to partners                                               (1,600,000)                       (1,600,000)
   Proceeds from partner advances                                           1,600,000                         1,600,000
   Change in advances payable                                                (190,153)                         (190,153)
   Refunds of resident loans, advance fees and deposits                    (3,361,071)                       (3,361,071)
   Proceeds from loans from residents and refundable deposits               5,739,677                         5,739,677
   Principal payments on bonds                                               (130,000)                         (130,000)
                                                                      ---------------- ---------------- ----------------

        Net cash provided by financing activities                           2,058,453                -        2,058,453
                                                                      ---------------- ---------------- ----------------

          Net increase in cash                                                792,460                           792,460

Cash and cash equivalents, beginning of year                                  601,767                           601,767
                                                                      ---------------- ---------------- ----------------

Cash and cash equivalents, end of year                                $     1,394,227  $             -  $     1,394,227
                                                                      ================ ================ ================

Supplemental disclosure of cash flow information:
   Interest paid during the year $1,305,637

Supplemental schedule of noncash investing activities:
   For the year ended December 31, 1996, The Chestnut Partnership transferred $2,658,197 of project under development assets to The Chestnut Real Estate Partnership.


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                                        THE CHESTNUT
                                                                       THE CHESTNUT      REAL ESTATE       COMBINED
                                                                        PARTNERSHIP      PARTNERSHIP     PARTNERSHIPS
Cash flows from operating activities:
   Net loss                                                           $       (70,280)  $   (1,281,390)  $   (1,281,390)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                         1,211,110        1,211,110
        Other amortization                                                    213,151                           213,151
        Amortization of nonrefundable admission fees                       (1,878,879)                       (1,878,879)
        Amortization of development fees                                      700,458                           700,458
        Admission fees received                                             1,789,800                         1,789,800
        Partnership loss                                                                        70,280
        Change in operating assets and liabilities:
          Accounts receivable                                                (101,066)                         (101,066)
          Prepaid expenses and other                                          (73,723)                          (73,723)
          Accounts payable                                                    (33,503)                          (33,503)
          Accrued expenses                                                     47,821                            47,821
                                                                      ---------------- ---------------- ----------------

        Net cash provided by operating activities                             593,779                -          593,779
                                                                      ---------------- ---------------- ----------------

Cash flows from investing activities:
   Decrease in funds escrowed under residency agreements                    1,289,594                         1,289,594
   Additions to operating property                                           (594,505)                         (594,505)
   Increase in assets held by trustee                                         (39,612)                          (39,612)
   Increase in funds escrowed under letter of credit agreement                 (5,330)                           (5,330)
   Increase in Health Center reserves                                        (627,030)                         (627,030)
                                                                      ---------------- ---------------- ----------------

        Net cash provided by investing activities                              23,117                -           23,117
                                                                      ---------------- ---------------- ----------------

Cash flows from financing activities:
   Repayment of partner advances                                           (6,872,377)                       (6,872,377)
   Contributions from partners                                                349,978                           349,978
   Change in advances payable                                                 (82,845)                          (82,845)
   Refunds of resident loans, advance fees and deposits                      (575,165)                         (575,165)
   Proceeds from loans from residents and refundable deposits               6,195,020                         6,195,020
   Principal payments on bonds                                                (65,000)                          (65,000)
                                                                      ---------------- ---------------- ----------------

        Net cash used in financing activities                              (1,050,389)               -      (1,050,389)
                                                                      ---------------- ---------------- ----------------

          Net decrease in cash                                               (433,493)                         (433,493)

Cash and cash equivalents, beginning of year                                1,035,260                         1,035,260
                                                                      ---------------- ---------------- ----------------

Cash and cash equivalents, end of year                                $       601,767  $             -  $       601,767
                                                                      ================ ================ ================

Supplemental disclosure of cash flow information:
   Interest paid during the year $1,668,280

Supplemental schedule of noncash investing activities:
   For the year ended December 31, 1995, The Chestnut Partnership transferred $594,505 of project under development assets to The Chestnut Real Estate Partnership.

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.



SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                                        THE CHESTNUT
                                                                       THE CHESTNUT      REAL ESTATE       COMBINED
                                                                        PARTNERSHIP      PARTNERSHIP     PARTNERSHIPS
Cash flows from operating activities:
   Net income                                                         $       653,338  $      224,342  $        224,342
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                          428,996           428,996
        Other amortization                                                     79,988                            79,988
        Amortization of nonrefundable admission fees                       (1,971,147)                       (1,971,147)
        Amortization of development fees                                      782,253                           782,253
        Admission fees received                                             1,067,610                         1,067,610
        Partnership income                                                                   (653,338)
        Change in operating assets and liabilities:
          Accounts receivable                                                  10,900                            10,900
          Prepaid expenses and other                                         (223,387)                         (223,387)
          Accounts payable                                                     44,511                            44,511
          Accrued expenses                                                    139,680                           139,680
                                                                      ---------------- ---------------- ----------------

        Net cash provided by operating activities                             583,746                -          583,746
                                                                      ---------------- ---------------- ----------------

Cash flows from investing activities:
   Decrease in funds escrowed under residency agreements                    2,389,460                         2,389,460
   Additions to project under development                                  (3,645,905)                       (3,645,905)
   Increase in assets held by trustee                                        (170,770)                         (170,770)
   Increase in funds escrowed under letter of credit agreement                 (4,967)                           (4,967)
   Increase in Health Center reserves                                        (179,460)                         (179,460)
                                                                      ---------------- ---------------- ----------------

        Net cash used in investing activities                              (1,611,642)               -      (1,611,642)
                                                                      ---------------- ---------------- ----------------

Cash flows from financing activities:
   Repayment of partner advances                                           (5,918,840)                       (5,918,840)
   Change in advances payable                                                  10,205                            10,205
   Refunds of resident loans, advance fees and deposits                    (1,099,202)                       (1,099,202)
   Proceeds from loans from residents and refundable deposits               8,810,730                         8,810,730
                                                                      ---------------- ---------------- ----------------

        Net cash provided by financing activities                           1,802,893                -        1,802,893
                                                                      ---------------- ---------------- ----------------

          Net increase in cash                                                774,997                           774,997

Cash and cash equivalents, beginning of year                                  260,263                           260,263
                                                                      ---------------- ---------------- ----------------

Cash and cash equivalents, end of year                                $     1,035,260  $             -  $     1,035,260
                                                                      ================ ================ ================


Supplemental disclosure of cash flow information:
   Interest paid during the year $2,131,985
   Interest capitalized during the year $1,411,130

Supplemental schedule of noncash investing activities:
   For the year ended December 31, 1994, The Chestnut Partnership transferred $8,118,639 of project under development assets to The Chestnut Real Estate Partnership.

   Upon project completion in August, 1994, unamortized balances of costs of acquiring initial contracts of $2,081,633 and deferred bond financing costs of $1,033,109 were transferred from the project under development. The remaining project under development costs were transferred to operating property.



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE SEPARATE AND COMBINED
                              FINANCIAL STATEMENTS.


NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS:

       ORGANIZATION: The separate and combined financial statements include The Chestnut Real Estate Partnership (the "Real Estate Partnership") and its 98% owned subsidiary The Chestnut Partnership (the "Partnership"). Both the Real Estate Partnership and the Partnership are general partnerships. The Real Estate Partnership is owned 50% by Blakehurst Joint Venture (the "Venture") and 50% by West Joppa Road Limited Partnership ("West Joppa"). The Venture is owned by Chestnut Village, Inc., ("Chestnut Village") and Prime Holdings, Inc. The Venture and West Joppa own the remaining 2% of the Partnership.

       The Real Estate Partnership was formed to hold title to property which is being developed for use as a life care facility under the terms of an operating and use agreement with the Partnership.

       The Real Estate Partnership and the Partnership are hereinafter referred to as the "Partnerships". The Partnerships were formed to develop, own and operate a life care community to be called Blakehurst Retirement Community (the "Community") in the Towson area of Baltimore County, Maryland. The Community contains a total of 177 residential apartment units, 14 domiciliary care units, and 36 comprehensive care beds. Because the Partnerships have common ownership and do not have independent operating activities the, accompanying financial statements present the separate and combined statements of the Partnerships.

       For purposes of preparing the combined financial statements, all material transactions between the Partnerships have been eliminated but not displayed, including the elimination of the Real Estate Partnership's obligation to the Partnership.

       OPERATING PROPERTY: Costs incurred relating to the acquisition of land and the design, development, construction, marketing and interest (net of interest income) of the Community have been capitalized. Upon completion of Phase I in August, 1994, these costs were classified as land, buildings, equipment, and other asset classifications, as appropriate, and are being depreciated or amortized over the life of the respective assets or the period of anticipated benefits.

       These assets are classified as operating property and recorded at cost. Depreciation is being computed by the straight-line method over the estimated useful lives ranging from seven to fifty years.

       In 1995-96, an auditorium was added, and a carriage house was renovated, providing more common areas for the residents. In 1996, construction began on a 35-apartment unit wing expansion.

       CAPITALIZATION OF OPERATING EXPENSES AND CERTAIN REVENUES: The Community began operations in August, 1993 when the initial occupancy of the Community occurred. The Partnership's policy is to capitalize operating costs, net of revenues (except for admission fees and capital reserve fees) prior to reaching substantial occupancy of the Community or a period not to exceed one year. Capitalization of net operating costs continued through August, 1994, at which time recognition of revenues and expenses commenced.

       Prior to that date, $816,404 in accumulated start-up losses were capitalized to project under development, all of which had been incurred prior to the completion of construction of the Community.

       DEFERRED BOND FINANCING COSTS: Expenses directly related to the issuance of bonds are deferred and amortized over the life of the related debt using the interest method.

       COSTS OF ACQUIRING INITIAL CONTRACTS: Costs incurred to originate a resident contract that result from and are essential to acquire initial contracts through August, 1994, were capitalized. These costs are being amortized on a straight-line basis over the average expected remaining lives of the residents under contract commencing in August, 1994.

       REVENUES AND EXPENSES: Admission fees are recorded as deferred revenue when the right to access a housing unit is established through the closing of the transaction. These fees are subsequently amortized into income over a 24 month period. Upon occupancy, an owner's supervision fee for each resident is billed monthly and recognized as revenue. These fees are not refundable and are unrestricted as to use.

       At the time of initial occupancy, the resident pays a capital reserve fee equal to the then current monthly service fee (described below). This one-time nonrefundable charge is recognized as income when the right to access a housing unit is established. Its use is restricted for purposes specified in the residency agreement.

       Residents pay a monthly service fee, determined annually. The residency agreement provides that residents pay the funds required to operate the Community, which includes all operating expenses, debt service for nonresident debt, repairs and replacements, capital improvements, and working capital. The monthly service fee may only be used for purposes specified in the residency agreement.

       Development fees incurred in connection with the development of the Community are amortized pro rata as admission fee revenue is recognized.

       INCOME TAXES: The Partnerships are not subject to federal income taxes. Each partner will be taxed on their share of the Partnerships' taxable income, whether or not distributed, and will be entitled to deduct on their own tax return, their share of any net loss of the Partnership and any separate tax items, to the extent allowed under the Internal Revenue Code.

       FUTURE SERVICE OBLIGATION: The Partnerships annually calculate the present value of the net cost of future services and uses of facilities to be provided to current residents, and compare this amount to the revenue anticipated from these residents. The present value of the net cost of future services and uses of facilities does not exceed the revenue anticipated, and therefore, no future service obligation is recorded.

       CASH AND CASH EQUIVALENTS: The Partnerships consider investments with maturities of three months or less when purchased to be cash equivalents.

       Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2.     RELATED PARTY TRANSACTIONS:

       The Partnerships have agreements with Life Care Services Development Corp. ("LCSD") and Life Care Services Corporation ("LCS"), affiliates through common ownership of Chestnut Village, for development and for management of the Community, respectively. LCSD administers planning, development, financing and marketing functions for the Partnerships. LCS also has been retained to supervise the day-to-day operations of the Community.

       The Partnerships entered into a construction management agreement with Mullan Contracting Company ("Mullan"), an affiliate through common ownership of one partner of West Joppa, for Phases II and III.

       There were no fees incurred under the development agreements in 1996 and 1995. Management fees of $333,194 and $293,882 were paid to LCS during 1996 and 1995, respectively. Additionally, LCS has funded Community costs incurred and is subsequently reimbursed by the Partnership.

       At December 31, 1995, advances payable to LCS were $190,153. Mullan earned a construction management fee of $94,794 and $25,001 in 1996 and 1995, respectively.

       At December 31, 1996, a total of $1,600,000 had been advanced to the Partnership by Blakehurst Joint Venture and West Joppa in connection with Phase III and will be repaid at the time residents move into Phase III.

       The Partnership and the Real Estate Partnership entered into a long-term operating and use agreement in 1992. This grants the Partnership use of the property until dissolution, liquidation, or other termination by mutual agreement. The agreement requires the Partnership to pay all costs associated with the construction, equipping, and furnishing of the Community. The agreement also provides for an annual fee to be paid by the Partnership to the Real Estate Partnership if necessary for federal income tax purposes.

3.     RESIDENCY AGREEMENTS:

       The Partnership has entered into residency agreements with occupants and prospective occupants of the Community. Until 1994, only a Return of Capital Plan residency agreement was offered. In 1994, a second type of residency agreement, the Traditional Plan Agreement, was also offered. The plans provide for the lifetime use of an apartment with payment by the resident of an admission fee and monthly charges sufficient to cover the operating cash needs and long-term debt service and a loan to the Partnership under the Return of Capital Plan or an entrance fee under the Traditional Plan.

       The admission fees are deposited in an escrow account and will be released to the Partnership after various contractual and regulatory requirements have been met. The liability for refundable deposits of $743,167 and $744,151 at December 31, 1996 and 1995, respectively, includes the admission fees plus interest due to residents and prospective residents.

       Coincident with the marketing of Phase III which began in 1996, admission fees have been received and deposited in an escrow account, to be released when the newly constructed units are occupied. At December 31, 1996, the liability for Phase III refundable deposits was $892,550.

       The funds held in escrow under residency agreements at December 31, 1996 and 1995 which are the result of admission fees received plus interest are invested primarily in money market funds.

       The Return of Capital Plan residency agreement also provides that the resident will, upon occupancy, make a loan to the Partnership. These loans are collateralized by a deed of trust on the real estate subject to certain permitted encumbrances, including the revenue bonds referred to in Note 7. The loans will be repaid upon the earlier of reoccupancy of the unit or 12 months after termination of the residency agreement, 30 years from the date of the loan agreement, or such other date as the resident and the Partnership may agree. The loans are subject to interest; however, the Partnership will receive revenue in the form of an annual fee from the residents in the same amount. These interest payments have no effect on the financial statements, and are offset in the accompanying financial statements. The outstanding loans totaled $38,004,000 and $36,756,428 at December 31, 1996 and 1995, respectively.

       The Traditional Plan residency agreement requires the payment of an entrance fee (admission fee plus entrance cost) prior to the occupancy of a unit. Upon termination of the Traditional Plan residency agreement, a calculated portion of the entrance costs may be repaid. At December 31, 1996 and 1995, such refundable entrance costs equaled $1,055,790 and $816,322, respectively and are included in loans from residents.

       Other funds held in escrow are being released to the Partnership for general use upon the occurrence of certain events relating to the completion of the Community. These amounts are valued at cost which approximates market.

       The State of Maryland requires that an operating reserve be established in the amount of 15% of operating expenses excluding depreciation and amortization. The required $868,000 is included in cash and cash equivalents as of December 31, 1996.

4.     OPERATING PROPERTY:

       Upon Community completion in August, 1994, costs previously recorded as project under development were classified as operating property. A summary of these costs as of December 1996 and 1995, follows:

                                                                                            1996              1995

       Land                                                                          $      6,178,644  $      6,178,644
       Land improvements                                                                    1,016,100         1,005,288
       Buildings and fixed equipment                                                       34,859,420        34,838,888
       Equipment and furnishings                                                            2,662,500         2,575,342
       Other costs including accumulated start-up
            loss through August 1994 of $816,404                                            6,321,772         6,321,772
       Phase III construction in progress                                                   2,665,333           120,814
                                                                                     ----------------- -----------------

                                                                                           53,703,769        51,040,748
       Less accumulated depreciation of $2,864,564 and $1,640,110 and accumulated amortization of $1,918,579 and
            $1,692,855, respectively                                                        4,783,143         3,332,965
                                                                                     ----------------- -----------------

                                                                                     $     48,920,626  $     47,707,783
                                                                                     ================= =================


5.     ASSETS WHOSE USE IS LIMITED UNDER BOND INDENTURE AGREEMENTS:

       Assets whose use is limited that are required for obligations classified as current liabilities are reported in current assets. Funds held by bond trustees represent those assets (cash, cash equivalents, U.S. government securities and interest receivable) which are encumbered by covenants in revenue bond indentures. These assets are classified as held to maturity and are carried at cost which approximates market. The only investment not a cash equivalent is a one-year Treasury Bill maturing in May, 1997 and which is being held to maturity. Amortized cost of $1,533,654 approximates market. The use of these funds is restricted to the payments of obligations arising from bond issues. The specific accounts provided for in the indentures and held by the bond trustees are as follows:


       FUND                                                                                 1996              1995

       Debt Service Reserve Fund                                                     $      1,591,297  $      1,502,481
       Bond Fund                                                                              218,380           309,153
       Construction Fund                                                                           42                40
       Real Estate Tax Reserve Fund                                                           174,871           146,597
       Less funds held by trustee classified as current                                      (393,293)         (455,790)
                                                                                     ----------------- -----------------

                                                                                     $      1,591,297  $      1,502,481
                                                                                     ================= =================

6.     LETTER OF CREDIT AGREEMENTS:

       The Partnership obtained a bank letter of credit for $98,900 in 1993. At December 31, 1996, no borrowings were outstanding on this letter. The letter of credit is collateralized by certificates of deposits totaling $57,874.

7.     LONG-TERM DEBT:

       A summary of the Partnership's long-term debt at December 31, 1996 and 1995 is as follows:



                                                                                            1996              1995

         9.5% Blakehurst Retirement Community 1992 Series I Mortgage Bonds, due
              in varying semi-annual installments beginning November 1, 1995 through November 1, 2022, collateralized by a mortgage on the land, buildings and fixtures constituting the Community and also by an interest in the equipment and other personal property of, and the revenues to be generated by the Community, shared equally and ratably with the Series II Bonds. The debt is
              guaranteed by the Real Estate Partnership.                             $      7,895,000  $      7,965,000

        8.75% Blakehurst Retirement Community 1992 Series II Mortgage Bonds,
              due in varying semi-annual installments beginning November 1, 1995 through May 1, 2022, collateralized by a mortgage on the land, buildings and fixtures constituting the Community and also by an interest in the equipment and other personal property of, and the revenues to be generated by the Community, shares equally and ratably with the Series I Bonds. The debt is
              guaranteed by the Real Estate Partnership.                                    5,910,000         5,970,000
                                                                                     ----------------- -----------------

                                                                                           13,805,000        13,935,000

         Less current portion                                                                 150,000           130,000
                                                                                     ----------------- -----------------

                                                                                     $     13,655,000  $     13,805,000
                                                                                     ================= =================


       Scheduled principal repayments on long-term debt are as follows:



          1997                             $       150,000
          1998                                     155,000
          1999                                     175,000
          2000                                     190,000
          2001                                     215,000
          Later years                           12,920,000
                                           ----------------

                                           $    13,805,000
                                           ================

       The 1992 Series I and II Mortgage Bonds are subject to redemption without premium or penalty by the Partnership prior to their stated maturity at a redemption price equal to principal plus accrued interest to the date of redemption.



8.     COMMITMENTS AND CONTINGENCIES:

       The realization of the costs of the Community is ultimately dependent upon the sale of the remaining units, and occupancy of the Community.

       Maintenance and efficient operation of the Community are also critical to the long-term success of the Community.

       During 1996, the Partnerships commenced Phase III of the Community which includes the addition of 35 residential apartment units, a core tower, additional parking facilities and other amenities. Total Phase III development costs are estimated to be approximately $10,600,000 which include construction management fees to Mullan and development fees to LCSD (Note 2).

       The sources of funds for Phase III are ultimately expected to be permanent parity debt financing ($1,900,000) and resident loans and fees ($8,700,000). Construction period financing will be provided by the partners.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

       The carrying value of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The investment in a U.S. government security is valued based on quoted market prices (see
       Note 5). Based on the borrowing rates currently available to the Partnership's debt with similar terms and average maturities, the fair value of the bonds is $15,100,000. The redemption price to the Partnership as of December 31, 1996 is 100% or $13,805,000.


                                INDEX TO EXHIBITS
Exhibit                                                                                                      Page
  No.             Description of Exhibit                                                                     No.
-------           ----------------------                                                                     ----
3.1               First Amended and Restated Agreement
                  of Partnership of The Chestnut Partnership
                  dated as of April 25, 1990; Assignment, Acceptance
                  and Consent dated April 25, 1990; Assignment,
                  Acceptance and Consent dated December 16, 1992. (1)

3.2               Agreement of Partnership of The Chestnut Real Estate
                  Partnership dated as of April 25, 1990; Assignment,
                  Acceptance and Consent dated April 25, 1990;
                  Assignment, Acceptance and Consent dated
                  December 16, 1991. (1)

4.1               Trust Indenture, dated as of May 1, 1992, Between
                  The Chestnut Partnership and Boatmen's National Bank of Des Moines, as Trustee. (1)

4.1.1             First Supplemental Trust Indenture Dated as of
                  August 1, 1992, between The Boatmen's National
                  Bank of Des Moines, as Trustee. (1)

4.2 Guaranty Agreement dated as of May 1, 1992, between The Chestnut Real Estate Partnership and
                  Boatmen's National Bank of Des Moines,. (1)

4.3 Owner's Guaranty of Payment and Performance dated as of May 28, 1992, made by The Chestnut Real
                  Estate Partnership to The Sumitomo Trust & Banking
                  Co., Ltd., New York Branch. (1)

4.4 Indemnity Deed of Trust and Security Agreement dated as of May 28, 1992, among The Chestnut Real
                  Estate Partnership; Boatmen's National Bank of
                  Des Moines, Des Moines, Iowa, as Trustee; and The
                  Sumitomo Trust & Banking Co., Ltd., New York
                  Branch. (1)

4.5               Form of Subordination Agreement between Life
                  Care Services Corporation, Continuing Care
                  Communities of America, Inc., West Joppa Road
                  Limited Partnership, and Boatmen's National Bank of Des Moines, Des Moines, Iowa, as Trustee. (1)

4.6 Inter-creditor Agreement dated as of May 28, 1992, between Boatmen's National Bank of Des Moines,
                  Des Moines, Iowa, as Trustee, and The Sumitomo
                  Trust & Banking Co., Ltd., New York Branch.

10.1              Contract of Purchase and Sales dated as of June 8,
                  1988, between The Chestnut Partnership and The
                  Mission Helpers of the Sacred Heart, as amended. (1)

10.1.1            Letter Agreement dated March 23, 1992, from the
                  Chestnut Real Estate Partnership to the Mission
                  Helpers of Baltimore City. (1)

10.1.2            License Agreement dated April 23, 1992, between
                  The Chestnut Real Estate Partnership, and Herbert
                  R. O'Conor, III and Kathalee M. O'Conor. (1)

10.2              Escrow Agreement dated June 8, 1988, among The
                  Chestnut Partnership, The Mission Helpers of the
                  Sacred Heart and O'Connor Piper & Flynn. (1)

10.3              License Agreement dated June 20, 1991, between
                  Institute of Mission Helpers of Baltimore City and
                  The Chestnut Real Estate Partnership. (1)

10.4              Restrictive Covenant Agreement dated October 13,
                  1988, among The Chestnut Partnership and The
                  Ruxton-Riderwood-Lake Roland Area Improvement
                  Association, Inc. and the Advisory Board, as amended. (1)

10.5              Consent Order dated October 25, 1988. (1)

10.6              Form of Residency Agreement, with addendum. (1)

10.6.1            Form of Domiciliary Care Residency Agreement. (1)

10.6.2            Form of Addendum to Residency Agreement
                  Regarding Admittance to the Health Care Center. (1)

10.6.3            Form of Residency Agreement with amendment,
                  September 7, 1993 (2)

10.6.35           Residency Agreement dated April 25, 1996 (3)                                                53-71

10.6.4 Form of Domiciliary Care Residency Agreement with addendum, July 29, 1993 (2)

10.6.5            Residency Agreement for Traditional Plan, dated
                  November 1, 1993 and approved for use in late summer, 1994 (2)

10.6.55           Residency Agreement for Traditional Plan, dated April 25,
                  1996 (3)                                                                                    72-88

10.7              Form of Assignment of Rights to Repayments between
                  Resident/Assignor and Assignee. (1)

10.8              Admission Fee Escrow Agreement dated as of
                  January 19, 1990, by and between The Chestnut
                  Partnership and American Security Bank, N.A. (1)

10.8.1            Amended and Restated Admission Fee Escrow Agreement - Phase I,                              89-92
                  dated July 18, 1996, between The Chestnut Partnership and
                  The First National Bank of Maryland (3)

10.8.2            Amended and Restated Wait List Escrow Agreement,                                            93-95
                  dated July 18, 1996, between The Chestnut Partnership and
                  The First National Bank of Maryland (3)

10.8.3            Amended and Restated Health Center Resident Loans                                          96-100
                  Escrow Agreement, dated July 18, 1996, between The
                  Chestnut Partnership and The First National Bank of Maryland (3)

10.8.4            Admission Fee Escrow Agreement - Phase II (Phase III), dated                              101-104
                  April 29, 1996, between The Chestnut Partnership and The First
                  National Bank of Maryland (3)

10.9              Form of Guaranty Agreement by The Chestnut Real
                  Estate Partnership. (1)

10.10             Form of Indemnity Deed of Trust and Security
                  Agreement from The Chestnut Real Estate Partnership to __________, as trustee. (1)

10.11 Form of Subordination Agreement from __________, as trustee, to Boatmen's National Bank of Des Moines, as Trustee and The Sumitomo Trust & Banking Co.,
                  Ltd. - New York Branch. (1)

10.12 Health Center Resident Loans Escrow Agreement between The Chestnut Partnership and __________, as Escrow Agent. (1)

10.13 Development Agreement dated as of June 3, 1988, between The Chestnut Partnership and Life Care
                  Services Corporation. (1)

10.13.1           Amendment to Development Agreement dated
                  December 30, 1994 between The Chestnut Partnership,
                  Life Care Services Corporation, Rosedale Care, Inc., and Continental Care, Inc. (2)

10.13.2           Amendment #2 to Development Agreement dated                                               105-110
                  October 30, 1996, between The Chestnut Partnership,
                  Life Care Services Corporation, Rosedale Care, Inc.,
                  and Continental Care, Inc. (3)

10.14             Management Agreement dated as of September 28,
                  1990, between The Chestnut Partnership and Life
                  Care Services Corporation. (1)

10.15 Services Agreement dated as of June 3, 1988, between The Chestnut Partnership and West Joppa
                  Road Limited Partnership. (1)

10.16 Performance Agreement dated as of May 31, 1991, between Chestnut Village, Inc. and Life Care
                  Services Corporation. (1)

10.17             Operating and Use Agreement between The
                  Chestnut Partnership and The Chestnut Real
                  Estate Partnership. (1)

10.18 Architect Agreement dated December 10, 1987, between The Chestnut Partnership and D'Aleo, Inc., as amended. (1)

10.19             Construction Management Agreement dated
                  November 22, 1991, between The Chestnut Partnership and The Weitz Company, Inc. (1)

10.19.1           Amendment No. 1 to Construction Management
                  Agreement. (1)

10.19.2           Construction Management Agreement dated July 11,                                          111-125
                  1996, between The Chestnut Partnership and The Mullan
                  Contracting Company.  (3)

10.19.3           Supplement to Construction Management Agreement,                                          126-127
                  dated October 30, 1996, between The Chestnut
                  Partnership and The Mullan Contracting Company. (3)

10.20             Asbestos and HazMat Abatement Engineering
                  Agreement dated August 11, 1988, between The
                  Chestnut Partnership and ATEC Associates. (1)

10.20.1           March 31, 1992, letter from Atec Associates, Inc. to
                  Life Care Services Corporation regarding Removal of
                  Underground Fuel Storage Tanks. (1)

10.21             Construction Contract dated August 6, 1991, between
                  The Chestnut Partnership and Marcor of Maryland, Inc. (1)

10.22 Retail Lease Agreement dated February 2, 1990, between Cockney's Tavern Partnership and Life Care
                  Services Corporation, as amended. (1)

10.23             Office Building Lease dated June 22, 1989, between
                  Cockney's Tavern Partnership and The Chestnut
                  Partnership. (1)

10.25             Construction Loan Agreement dated as of May 28,
                  1992, between The Sumitomo Trust & Banking Co.,
                  Ltd., New York Branch and The Chestnut Partnership and The Chestnut Real Estate Partnership. (1)

10.26             $20,000,000 Promissory Note dated May 28, 1992,
                  from The Chestnut Partnership to The Sumitomo
                  Trust & Banking Co., Ltd. - New York Branch. (1)

10.27             Guaranty of Payment Note dated as of May 28,
                  1992, from Continuing Care Communities of America,
                  Inc. to The Sumitomo Trust & Banking Co., Ltd.
                  New York Branch. (1)

10.28             Guaranty of Payment dated as of May 28, 1992,
                  Continuing Care Communities of America, Inc. to
                  The Sumitomo Trust & Banking Co., Ltd.,
                  New York Branch. (1)

10.29 Guaranty of Completion dated as of May 28, 1992, from Life Care Services Corporation to The Sumitomo
                  Trust & Banking Co., Ltd. - New York Branch. (1)

10.30 Purchase Money Mortgage dated as of March 23, 1992, from the Chestnut Real Estate Partnership to the
                   Mission Helpers of Baltimore City. (1)

10.31 Environmental Indemnification Agreement dated as of May 28, 1992, from The Chestnut Partnership,
                  The Chestnut Real Estate Partnership, and The
                  Sumitomo Trust & Banking Co., Ltd. - New York Branch. (1)

10.32             Owner's Certification letter dated as of May 28,
                  1992, to Boatmen's National Bank of Des Moines,
                  Iowa, as Trustee, and The Sumitomo Trust & Banking
                  Co., Ltd., New York Branch. (1)

10.33             Letter Agreement dated as of May 28, 1992, from
                  The Chestnut Real Estate Partnership to Boatmen's
                  National Bank of Des Moines, Des Moines, Iowa, as
                  Trustee, and The Sumitomo Trust & Banking Co.,
                  Ltd., New York Branch. (1)

10.34             Assignment and Security Agreement dated as of May 28,
                  1992, among The Chestnut Partnership and American
                  Security Bank to The Sumitomo Trust & Banking
                  Co., Ltd., New York Branch. (1)
10.35 Consent and Subordination Agreement dated as of May 28, 1992, by The Chestnut Partnership. (1)

10.36             Assignment of Subcontracts dated as of May 28,
                  1992, from The Weitz Company, Inc. to The
                  Sumitomo Trust & Banking Co., Ltd., New York
                  Branch and Boatmen's National Bank of
                  Des Moines. (1)

10.41 Escrow Agreement I dated as of January 23, 1992, among Prime Holdings, Inc., The Chestnut
                  Partnership, The Chestnut Real Estate Partnership, and The Sumitomo Trust & Banking Co., Ltd.,
                  New York Branch. (1)

10.42 Escrow Agreement II dated as of January 23, 1992, among West Joppa Road Limited Partnership, The
                  Chestnut Partnership, The Chestnut Real Estate
                  Partnership, and The Sumitomo Trust & Banking Co.,
                  Ltd., New York Branch. (1)

10.43 Security Agreement dated as of May 28, 1992, between The Chestnut Partnership, Boatmen's
                  National Bank of Des Moines, as Bond Trustee, and The Sumitomo Trust & Banking Co., Ltd.,
                  New York Branch. (1)

10.44             Indemnity Collateral Assignment of Leases,
                  Residency Agreements, Rents and Fees dated as of May 28, 1992, from The Chestnut Real Estate
                  Partnership to Boatmen's National Bank of Des
                  Moines, as Bond Trustee and The Sumitomo Trust
                  & Banking Co., Ltd., New York Branch. (1)

10.45             Collateral Assignment of Leases, Residence
                  Agreements, Rents and Fees dated as of May 28,
                  1992, among The Chestnut Partnership to Boatmen's
                  National Bank of Des Moines, Iowa, as Trustee and The Sumitomo Trust & Banking Co., Ltd.,
                  New York Branch. (1)

10.46             Collateral Assignment of Contracts, Plans and
                  Permits dated as of May 28, 1992, among The
                  Chestnut Partnership to Boatmen's National Bank of Des Moines, Des Moines, Iowa, as Trustee and
                  The Sumitomo Trust & Banking Co., Ltd., New
                  York Branch. (1)

10.50             Joint Venture Agreement of the Blakehurst Joint
                  Venture dated December 16, 1991, entered into by and between Chestnut Village, Inc. and Prime
                  Holdings, Inc. (1)

10.52 Indemnity Agreement dated as of March 11, 1992, among The Chestnut Partnership, The Chestnut Real
                  Estate Partnership, Mullan-North Oaks Limited
                  Partnership, Life Care Services Corporation and
                  North Oaks Properties, Inc. (1)

10.53             Construction Management Agreement with Mullan
                  Contracting Company, entered into July, 1994 (2)

27.1              Financial Data Schedule - The Chestnut Partnership (3)                                        128

27.2              Financial Data Schedule - The Chestnut Real Estate                                            129
                  Partnership (3)

-----------------------

(1) Incorporated by reference from Registrants Statement on Form S-1 previously filed with Commission (Commission File No:
                  33-32197), January 28, 1992, and August 7, 1992 and by
                  Registrant's Form 10-K filed December 31, 1992 and 1993.

(2) Incorporated by reference from the Registrant's Form 10-K, December 31, 1994, previously filed with the Commission.

(3)               Filed herewith.


                                   SIGNATURES

                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CHESTNUT REAL ESTATE PARTNERSHIP

                                   By:      BLAKEHURST JOINT VENTURE, a
                                            General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                                    General Partner


Date: March 28, 1997                        by:      /s/ Stan G. Thurston
                                                    ---------------------
                                                    Stan G. Thurston, President
                                                    and Chief Executive Officer


Date:  March 28, 1997                       by:      /s/ Arthur V. Neis
                                                    -------------------
                                                    Arthur V. Neis, Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)


                                   And By:  THE WEST JOPPA ROAD LIMITED
                                            PARTNERSHIP, General Partner

                                            By:     ROSEDALE CARE, INC.,
                                                    General Partner


Date:  March 28, 1997                       by:      /s/ T. F. Mullan
                                                    -----------------
                                                    Thomas F. Mullan III,
                                                    President



Date: March 28, 1997                        by:      /s/ J. A. Luetkemeyer, Jr.
                                                    ---------------------------
                                                    John A. Luetkemeyer, Jr.,
                                                    President


                                   SIGNATURES

                            THE CHESTNUT PARTNERSHIP

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE CHESTNUT PARTNERSHIP

                                   By:      BLAKEHURST JOINT VENTURE, a
                                            General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                                    General Partner


Date: March 28, 1997                        by:       /s/ Stan G. Thurston
                                                    ----------------------
                                                    Stan G. Thurston, President
                                                    and Chief Executive Officer
                                                   (Principal Executive Officer)


Date: March 28, 1997                        by:      /s/ Arthur V. Neis
                                                    -------------------
                                                    Arthur V. Neis, Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                   And By:  THE WEST JOPPA ROAD LIMITED
                                            PARTNERSHIP, General Partner

                                            By:     ROSEDALE CARE, INC.,
                                                    General Partner


Date: March 28, 1997                        by:      /s/ Thomas F. Mullan
                                                    ---------------------
                                                    Thomas F. Mullan III,
                                                    President



Date: March 28, 1997                        by:      /s/ J. A. Luetkemeyer, Jr.
                                                    ---------------------------
                                                    John A. Luetkemeyer, Jr.,
                                                    President

                                   And By:  THE CHESTNUT REAL ESTATE
                                            PARTNERSHIP, General Partner

                                            By:     BLAKEHURST JOINT VENTURE, a
                                                    General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                                    General Partner


Date: March 28 , 1997                       by:      /s/ Stan G. Thurston
                                                    ---------------------
                                                    Stan G. Thurston, President
                                                    and Chief Executive Officer


Date: March 28, 1997                        by:      /s/ Arthur V. Neis
                                                     -------------------
                                                     Arthur V. Neis, Treasurer