Form 10-Q
period 1997-03-31
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1997-05-15
CIK 882973, 882974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL PERIOD ENDED    March 31, 1997
                                                     --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ to ______________

                        Commission File Number: 33-44980

THE CHESTNUT REAL ESTATE PARTNERSHIP                    THE CHESTNUT PARTNERSHIP
          (Exact names of registrants as specified in their charters)

                                    MARYLAND
         (State or other jurisdiction of incorporation or organization)

        52-1640655                                      42-1352739
(IRS Employer Identification No.)         (IRS Employer Identification No.)

2330 West Joppa Road  Lutherville, Maryland                        21093
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (515) 245-7616

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _____    No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date N/A



                            THE CHESTNUT PARTNERSHIP
                                      AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                     INDEX


                                                                       Page
                                                                       ----
Part I         FINANCIAL INFORMATION
------         ---------------------

Item 1         Financial Statements

         The Chestnut Real Estate Partnership
         and The Chestnut Partnership

         o        Separate and Combined Balance Sheets,
                  March 31, 1997 and December 31, 1996                 3

         o        Separate and Combined Statement of
                  Operations,  for the three months ended
                  March 31, 1997 and March 31, 1996                    5

         o        Separate and Combined Statements of Partner's
                  Equity (Deficit) for the three months ended
                  March 31, 1997 and March 31, 1996                    7

         o        Separate and Combined Statement of Cash Flow,
                  for the three months ended March 31, 1997
                  and March 31, 1996                                   8

         o        Notes to Financial Statements                       10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13


PART II        OTHER INFORMATION

Item 1   Legal Proceedings                                            15
Item 6   Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                            16




               THE CHESTNUT REAL ESTATE PARTNERSHIP                                    March 31, 1997
                     AND THE CHESTNUT PARTNERSHIP                                           The
                SEPARATE AND COMBINED BALANCE SHEETS                   The                Chestnut
                                                                     Chestnut             Real Estate           Combined
                            (UNAUDITED)                             Partnership           Partnership           Partnerships
                                                                    ------------          ------------          ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $  1,516,993          $       --            $  1,516,993
     Accounts receivable                                                 212,978                  --                 212,978
     Prepaid expenses and other                                          232,285                  --                 232,285
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                     692,487                  --                 692,487
        Under letter of credit agreement, held in escrow                  57,874                  --                  57,874
                                                                    ------------          ------------          ------------
           Total current assets                                        2,712,617                  --               2,712,617

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                        1,612,431                  --               1,612,431
   Under residency agreements, held in escrow                          1,395,154                  --               1,395,154
   Health Center reserves                                                773,820                  --                 773,820
   Phase III and IV construction funds                                 3,676,418                  --               3,676,418

Operating property, at cost, net of depreciation                         259,784            51,191,578            51,451,362
Costs of acquiring intitial contracts, net of amortization             1,661,303                  --               1,661,303
Deferred bond financing costs, net of amortization                       898,517                  --                 898,517
                                                                    ------------          ------------          ------------
           Total assets                                             $ 12,990,044          $ 51,191,578          $ 64,181,623
                                                                    ============          ============          ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                                 $    150,000          $       --            $    150,000
     Accounts payable                                                     56,126                  --                  56,126
     Accrued expenses                                                    171,317                  --                 171,317
     Accrued property taxes                                              229,292                  --                 229,292
     Accrued interest payable                                            448,699                  --                 448,699
     Advances payable                                                    205,362                  --                 205,362
     Refundable deposits, residency agreements                           922,840                  --                 922,840
                                                                    ------------          ------------          ------------
           Total current liabilities                                   2,183,637                  --               2,183,637

Construction costs payable                                             1,375,061                  --               1,375,061
Bonds payable, less current portion                                   13,655,000                  --              13,655,000
Loans from residents                                                  40,485,570                  --              40,485,570
Advances payable to partners                                           7,800,000                  --               7,800,000
Refundable deposits, escrowed                                            744,040                  --                 744,040
Deferred revenues from admission fees                                  2,097,088                  --               2,097,088
Equity in deficit of the Chestnut Partnership                               --              55,350,351                  --

Commitments and Contingencies
                                                                    ------------          ------------          ------------
           Total liabilities                                          68,340,396            55,350,351            68,340,396
Partners' equity (deficit)                                           (55,350,351)           (4,158,773)           (4,158,773)
                                                                    ------------          ------------          ------------
           Total liabilities and partners' equity (deficit)         $ 12,990,044          $ 51,191,578          $ 64,181,623
                                                                    ============          ============          ============




                THE CHESTNUT REAL ESTATE PARTNERSHIP                                          December 31, 1996
                    AND THE CHESTNUT PARTNERSHIP                                                   The
                SEPARATE AND COMBINED BALANCE SHEETS                         The                 Chestnut
                                                                            Chestnut             Real Estate             Combined
                                                                           Partnership           Partnership           Partnerships
                                                                           ------------          ------------          ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $  1,394,227          $       --            $  1,394,227
     Accounts receivable                                                        197,444                  --                 197,444
     Prepaid expenses and other                                                 274,133                  --                 274,133
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                            393,293                  --                 393,293
        Under letter of credit agreement, held in escrow                         57,874                  --                  57,874
                                                                           ------------          ------------          ------------
           Total current assets                                               2,316,971                  --               2,316,971

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                               1,591,297                  --               1,591,297
   Under residency agreements, held in escrow                                 1,280,777                  --               1,280,777
   Health Center reserves                                                       751,627                  --                 751,627
   Phase III and IV constuction funds                                           555,721                  --                 555,721

Operating property, at cost, net of depreciation                                305,421            48,615,205            48,920,626
Costs of acquiring intitial contracts, net of amortization                    1,701,335                  --               1,701,335
Deferred bond financing costs, net of amortization                              911,537                  --                 911,537
                                                                           ------------          ------------          ------------
           Total assets                                                    $  9,414,686          $ 48,615,205          $ 58,029,891
                                                                           ============          ============          ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                                        $    150,000          $       --            $    150,000
     Accounts payable                                                           149,151                  --                 149,151
     Accrued expenses                                                           213,581                  --                 213,581
     Accrued property taxes                                                     142,485                  --                 142,485
     Accrued interest payable                                                   235,595                  --                 235,595
     Advances payable                                                                 0                  --                       0
     Refundable deposits, residency agreements                                  743,167                  --                 743,167
                                                                           ------------          ------------          ------------
           Total current liabilities                                          1,633,979             1,633,979

Construction costs payable                                                    1,703,277                  --               1,703,277
Bonds payable, less current portion                                          13,655,000                  --              13,655,000
Loans from residents                                                         39,059,790                  --              39,059,790
Advances payable to partners                                                  1,600,000                  --               1,600,000
Refundable deposits, escrowed                                                   892,550                  --                 892,550
Deferred revenues from admission fees                                         2,052,312                  --               2,052,312
Equity in deficit of the Chestnut Partnership                                      --              51,182,222                  --

Commitments and Contingencies
                                                                           ------------          ------------          ------------
           Total liabilities                                                 60,596,908            51,182,222            60,596,908

Partners' equity (deficit)                                                  (51,182,222)           (2,567,017)           (2,567,017)
                                                                           ------------          ------------          ------------
           Total liabilities and partners' equity (deficit)                $  9,414,686          $ 48,615,205          $ 58,029,891
                                                                           ============          ============          ============




                       THE CHESTNUT REAL ESTATE PARTNERSHIP
                           AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                 For the three month period ended March 31, 1997
                                   (UNAUDITED)                                     The
                                                               The               Chestnut
                                                            Chestnut            Real Estate            Combined
                                                           Partnership          Partnership          Partnerships
                                                           -----------          -----------          -----------
Revenues:
     Amortization of nonrefundable admission fees          $   188,671          $      --            $   188,671
     Apartment service fees                                  1,233,434                 --              1,233,434
     Health Center revenues                                    466,249                 --                466,249
     Capital reserve fees                                       20,142                 --                 20,142
     Other revenue                                               4,511                 --                  4,511
     Income from The Chestnut Partnership                         --                165,512                 --
                                                           -----------          -----------          -----------
        Total revenues                                       1,913,007              165,512            1,913,007
                                                           -----------          -----------          -----------

Operating expenses:
     Development fee amortization                               45,637                 --                 45,637
     General and administrative                                408,048                 --                408,048
     Resident care                                             385,974                 --                385,974
     Dietary                                                   320,369                 --                320,369
     Plant                                                     202,058                 --                202,058
     Housekeeping                                               83,938                 --                 83,938
     Depreciation and amortization                              53,288              307,267              360,555
                                                           -----------          -----------          -----------
                                                             1,499,312              307,267            1,806,579
                                                           -----------          -----------          -----------

        Income (loss) from operations                          413,695             (141,755)             106,428
                                                           -----------          -----------          -----------

Other income (expense)
     Interest income                                            77,732                 --                 77,732
     Interest expense                                         (325,915)                --               (325,915)
                                                           -----------          -----------          -----------
                                                              (248,183)                --               (248,183)
                                                           -----------          -----------          -----------
        Net income (loss)                                  $   165,512          $  (141,755)         $  (141,755)
                                                           ===========          ===========          ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                 For the three month period ended March 31, 1996
                                   (UNAUDITED)                             The
                                                          The            Chestnut
                                                        Chestnut         Real Estate         Combined
                                                       Partnership       Partnership       Partnerships
                                                       -----------       -----------       -----------
Revenues:
     Amortization of nonrefundable admission fees      $   234,114       $      --         $   234,114
     Apartment service fees                              1,128,835              --           1,128,835
     Health Center revenues                                457,422              --             457,422
     Capital reserve fees                                   13,846              --              13,846
     Other revenue                                           3,743              --               3,743
     Income from The Chestnut Partnership                     --               9,604              --
                                                       -----------       -----------       -----------
        Total revenues                                   1,837,960             9,604         1,837,960
                                                       -----------       -----------       -----------

Expenses:
     Development fee amortization                           69,051              --              69,051
     General and administrative                            492,044              --             492,044
     Resident care                                         343,356              --             343,356
     Dietary                                               313,507              --             313,507
     Plant                                                 200,648              --             200,648
     Housekeeping                                           83,739              --              83,739
     Depreciation and amortization                          53,288           296,997           350,285
                                                       -----------       -----------       -----------
                                                       $ 1,555,633       $   296,997       $ 1,852,630
                                                       -----------       -----------       -----------

        Income (loss) from operations                      282,327          (287,393)          (14,670)
                                                       -----------       -----------       -----------

Other income (expense)
     Interest income                                        46,347              --              46,347
     Interest expense                                     (319,070)             --            (319,070)
                                                       -----------       -----------       -----------
                                                          (272,723)                0          (272,723)
                                                       -----------       -----------       -----------
        Net income (loss)                                    9,604          (287,393)         (287,393)
                                                       ===========       ===========       ===========




                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 For the three month period ended March 31, 1997 and the year ended December 31, 1996
                                 (UNAUDITED)
                                                                         The
                                                     The              Chestnut
                                                   Chestnut          Real Estate          Combined
                                                  Partnership        Partnership        Partnerships
                                                  ------------       ------------       ------------
Balance, December 31, 1995                        $(47,407,626)      $   (230,988)      $   (230,988)

Net income (loss)                                      483,601           (736,029)          (736,029)

Transfer ownership of
  project development assets to The Chestnut
  Real Estate Partnership                           (2,658,197)              --                 --

Distribution to partners                            (1,600,000)        (1,600,000)        (1,600,000)
                                                  ------------       ------------       ------------

Balance, December 31, 1996                        $(51,182,222)      $ (2,567,017)      $ (2,567,017)
                                                  ============       ============       ============


Balance, December 31, 1996                        $(51,182,222)      $ (2,567,017)      $ (2,567,017)

Net income (loss)                                      165,512           (141,755)          (141,755)

Transfer ownership of
  project development assets to The Chestnut
  Real Estate Partnership                           (2,883,641)              --                 --

Contributions from partners                               --                 --                 --

Distributions to partners                           (1,450,000)        (1,450,000)        (1,450,000)

                                                  ------------       ------------       ------------
Balance, March 31, 1997                           $(55,350,351)      $ (4,158,772)      $ (4,158,772)
                                                  ============       ============       ============



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                 For the three month period ended March 31, 1997
                                   (UNAUDITED)

                                                                                                    The
                                                                                 The              Chestnut
                                                                               Chestnut           Real Estate         Combined
                                                                               Partnership        Partnership       Partnerships
                                                                                -----------       -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                          $   165,512       $  (141,755)      $  (141,755)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                 --             307,267           307,267
          Other amortization                                                         53,288              --              53,288
          Amortization of nonrefundable admission fees                             (188,671)             --            (188,671)
          Amortization of development fees                                           45,637              --              45,637
          Admission fees received                                                   233,280              --             233,280
          Income in Partnership                                                        --            (165,512)             --
          Change in operating assets and liabilities:
            Accounts receivable                                                     (15,534)             --             (15,534)
            Prepaid expenses and other                                               41,614              --              41,614
            Accounts payable                                                        (93,026)             --             (93,026)
            Accrued expenses                                                        257,647              --             257,647
                                                                                -----------       -----------       -----------
          Net cash provided by operating activities                                 499,747              --             499,747
                                                                                -----------       -----------       -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                         (114,377)             --            (114,377)
     Additions to operating property                                             (2,883,641)             --          (2,883,641)
     Decrease in construction payable                                              (328,216)             --            (328,216)
     Increase in Phase III and IV construction funds from partner advances       (3,120,697)             --          (3,120,697)
     Increase in assets held by trustee                                            (320,328)             --            (320,328)
     Decrease in funds escrowed under letter of credit agreement                          0              --                   0
     Increase in Health Center reserves                                             (22,193)             --             (22,193)

                                                                                -----------       -----------       -----------

          Net cash used in investing activities                                  (6,789,453)             --          (6,789,453)
                                                                                -----------       -----------       -----------

Cash flows from financing activities:
     Repayment of partner advances                                                     --                --                --
     Contributions from partners                                                       --                --                --
     Distributions to partners                                                   (1,450,000)             --          (1,450,000)
     Proceeds from partner advances                                               6,200,000              --           6,200,000
     Increase in advances payable                                                   205,362              --             205,362
     Principal payments on bonds                                                       --                --                --
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                              1,457,110              --           1,457,110
                                                                                -----------       -----------       -----------
          Net cash provided by financing activities                               6,412,473              --           6,412,473
                                                                                -----------       -----------       -----------

Net increase in cash                                                                122,766              --             122,766

Cash, beginning of period                                                         1,394,227              --           1,394,227
                                                                                -----------       -----------       -----------

Cash, end of period                                                             $ 1,516,993       $      --         $ 1,516,993
                                                                                ===========       ===========       ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                 For the three month period ended March 31, 1996
                                   (UNAUDITED)
                                                                                           The
                                                                        The             Chestnut
                                                                      Chestnut          Real Estate         Combined
                                                                      Partnership       Partnership       Partnerships
                                                                      -----------       -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                $     9,604       $  (287,393)      $  (287,393)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                       --             296,997           296,997
          Other amortization                                               53,288              --              53,288
          Amortization of nonrefundable admission fees                   (234,114)             --            (234,114)
          Amortization of development fees                                 69,051              --              69,051
          Income in Partnership                                              --              (9,604)             --
          Change in operating assets and liabilities:
            Accounts receivable                                           161,369              --             161,369
            Prepaid expenses and other                                     46,172            46,172
            Accounts payable                                               42,825              --              42,825
            Accrued expenses                                              402,220              --             402,220
                                                                      -----------       -----------       -----------
          Net cash used in operating activities                           550,415              --             550,415
                                                                      -----------       -----------       -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                (71,970)             --             (71,970)
     Additions to project operating property                              (66,138)             --             (66,138)
     Increase in construction payable                                        --                --                --
     Increase in assets held by trustee                                  (433,187)             --            (433,187)
     Increase in assets payable to trustee                               (498,674)             --            (498,674)
     Decrease in funds escrowed under letter of credit agreement           51,824              --              51,824
     Decrease in Health Center reserves                                   178,470              --             178,470

                                                                      -----------       -----------       -----------

          Net cash used in investing activities                          (839,675)             --            (839,675)
                                                                      -----------       -----------       -----------

Cash flows from financing activities:
     Repayment of partner advances                                           --                --                --
     Contributions from Partners                                             --                --                --
     Distribution to partners                                                --                --                --
     Increase in advances payable                                           4,816              --               4,816
     Principal payments on bonds                                             --                --                --
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                            48,235              --              48,235
                                                                      -----------       -----------       -----------
          Net cash provided by financing activities                        53,051              --              53,051
                                                                      -----------       -----------       -----------

Net decrease in cash                                                     (236,209)             --            (236,209)

Cash, beginning of period                                                 601,767              --           1,035,260
                                                                      -----------       -----------       -----------

Cash, end of period                                                   $   365,558       $      --         $   799,051
                                                                      ===========       ===========       ===========




                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


A.       Basis for Presentation

         The accompanying unaudited financial statements of The Chestnut Real Estate Partnership (the Real Estate Partnership) and its subsidiary The Chestnut Partnership (the Partnership), in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassification considered necessary for a fair statement of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the Partnerships have been eliminated but not displayed, including the elimination of the Real Estate partnership's obligation to the Partnership.

         Both the Real Estate Partnership and the Partnership are general partnerships, and are sometimes referred to as "the Partnerships."

         The Real Estate Partnership is owned 50% by Blakehurst Joint Venture (Venture) and 50% by West Joppa Road Limited Partnership (West Joppa).

         The Partnership is owned 1% by Venture, 1% by West Joppa, and 98% by the Real Estate Partnership.

         The Real Estate Partnership and the Partnership were formed to develop, own, and operate a life care retirement community called Blakehurst (Project) in the Towson area of Baltimore County, Maryland.

         The Real Estate Partnership was organized by the Partnership solely for the purpose of owning the property and buildings and other improvements thereon that constitute the Project in order to minimize certain mortgage recordation taxes, and to act as a general partner of the Partnership. The publicly-held debt (both Series I and II) is a direct obligation of the Partnership, and is guaranteed by the Real Estate Partnership. The guaranty, however, is not intended to provide any additional security for payment of the principal and interest on the bonds than if the Partnership directly held the property and related improvements itself. The partners of the Real Estate Partnership own no other assets other than their interests in the Partnership. Therefore, management believes the combining financial statements of the Partnership and the Real Estate Partnership are the most informative, because of the guaranty and because of the Operating and Use Agreement, which obligates the Partnership to develop, operate and manage the Project at its expense and which grants the Partnership use of the property until dissolution, liquidation or other termination by mutual agreement. The Partnerships have common, ultimate ownership and do not have independent operating activities. Management believes this presentation best portrays the relationship between the two entities.

B.       Certain Accounting Policies

         Cash

         The Partnerships consider investments with maturities of three months or less when purchased, to be cash equivalents.

         Assets Where Use is Limited

         Assets held by the Trustee under the escrow agreement are cash equivalents as of March 31, 1997. Construction funds advanced by the partners are also cash equivalents as of March 31, 1997.

         Deferred Revenues from Admission Fees

         Admission fees are not advance fees in payment for future services of for use of facility, because of the manner in which all operating expenditures are allocated to the current residents. The non-refundable admission fee is a payment in compensation to the Partnership for the development risk and is non-refundable except in isolated cases where the Partnership would cancel the Residency Agreement. In such cases, the resident could be due a portion of the Administration Fee if cancellation occurred within the first two years of the contract. The refund is based on the remaining life of the resident, actuarially determined. Accordingly, the Admission Fee and Resident Loan (together the Entrance Payment) is amortized using the Life Table of the U.S. Department of Health and Human Services, which in practice results in amortization of the Admission Fee portion of the Entrance Payment on a straight line over approximately two years. To date, the Partnership has never cancelled a Residency Agreement and accordingly has never had to refund any portion of the non-refundable admission fee after occupancy. Nonetheless, the unamortized admission fees are reported as deferred revenue.

         Capitalization of Operating Expenses and Certain Revenues

         Initial occupancy of the Project occurred in August of 1993, with cessation of major construction of phase I occurring in December 1993, at which time occupancy was 60%. Construction has continued for tenant requested improvements and an auditorium addition.

         The Partnership ceased capitalization of operating expenses and certain revenues in August 1994, because of the extended time frame between initial occupancy, completion of major construction, and achievement of substantial occupancy.

         Costs of Acquiring Initial Contracts

         Costs of acquiring initial contracts are expected to be recovered from the future contract revenues and are therefore capitalized. These costs capitalized are amortized over the life expectancy of the initial residents, which based n actuarial data, is estimated to be approximately 13 years.

         Development Fee

         The development fee incurred in connection with the development of the Project is amortized on a pro rata basis as admission fee revenue is recognized. Admission fees are being recognized over a 24 month period from the date of move-in for those being received from Return of Capital Contracts. Admission Fees from Traditional contracts are amortized over the expected life of the resident.

C.       Results of Operations

         Admission fees are amortized over a twenty-four month period.

         At the time of initial occupancy, residents are required to make a non-refundable payment to a capital replacement reserve. This payment is reported as income when received by the Partnerships.

         The development fee incurred in connection with the development of the Project is amortized on a pro-rata basis and admission fee revenue is recognized.

D.       Financing

         In May, 1992, the Partnership completed the issuance of $14,000,000 of Ten Year - Put Option Mortgage Bonds, 1992 Series I. The bonds carry an initial rate of 9.5%.

         In August, 1992, the Venture and West Joppa, each of which had purchased $3,000,000 of Series I Bonds, sold their bonds back to the Partnership in conjunction with the Partnership sales of $6,000,000 of Ten Year Put Option Mortgage Bonds, 1992 Series II. These bonds carry an initial rate of 8.75%.

         In addition , $20,000,000 has been provided by Venture and West Joppa. As of December 31, 1995, all such advances from Partners had been repaid, together with interest thereon.

         For the construction of Phase II, an auditorium and miscellaneous additional improvements, the partners funded the cost of approximately $800,000.

         For construction of Phase III, a 35 unit addition, the partners have advanced $7,600,000 and the Partnerships anticipate borrowing an additional $1,900,000. The partners have also advanced $200,000 for design of future phases.

E.       Operating Property

         As of March 31, 1997, $5,543,940 of costs had been incurred for Phase III construction in progress and are included in operating property. As of December 31, 1996, $2,665,333 had been incurred for construction of Phase III.

F.       Transactions with partners

         The Partnerships have agreements with Life Care Services Development Corporation (LCSD) and Life Care Services Corporation (LCS), affiliates through common ownership of Chestnut Village, Inc., a general partner of Venture for development and for management of the community respectively. LCSD administers planning, development, financing, and marketing functions for the partnerships. LCS has been retained to supervise the day- to-day operations of the community.

         The partnerships has entered into a construction management agreement with Mullan Contracting Company (Mullan), an affiliate through common ownership of one partner of West Joppa for Phase III.

         During the three months ended March 31, 1997, LCS was reimbursed $86,837 for its services and $80,554 for the three months ended March 31, 1996. In addition, LCS was reimbursed in the three months ended March 31, 1997, $371,524 for marketing of Phase III units.

         In the three months ended March 31, 1997, LCSD was reimbursed $314,081 for development fees and had no such reimbursement in the three months ended March 31, 1996.

         In the three months ended March 31, 1997, Mullan was paid $7,774 of construction management fees, and reimbursed $1,982,297 for construction costs.

G.       Income Taxes

         Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.

H.       Contingencies

         The realization of the costs of the Project in initially contingent upon the sale of the remaining units, and resale of units vacated due to death or transfer to the health center.

         Subsequent to initial occupancy, maintenance of and efficient operation of the Project are also critical to the long term success of the Project.


                            THE CHESTNUT PARTNERSHIP
                                      AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 177 residential units, and a 50-bed health center. As of March 31, 1997, 173 (97.7%) of the residential units have been reserved or occupied. The apartment occupancy decreased 2 units in the quarter, during which there were 8 apartment units sold and no sales cancelled. As of March 31, 1996, 94% of the residential units were sold or occupied.

As of March 31, 1997, the project had 118 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

The Partnership is accepting deposits on Phase III units. As of March 31, 1997, 33 of 35 units (94.3%) have been reserved by receipt by the Partnerships of deposits equal to 10% of the Admission Fee.

Results of Operations

As of March 31, 1997, 161 units (91%) were occupied and/or paying monthly service fees. This occupancy compares to 157 (89%) of the units at March 31, 1996, and 163 units (92%) at December 31, 1996.

Amortization of non-refundable admission fees decreased because fewer residents moved in during the 3 months ended March 31, 1996 than moved in during the 3 months ended March 31, 1995. The two-year amortization period causes the decline to not be apparent for one year.

On January 1, 1997, a 4.8% increase in the monthly service fees became effective. That increase together with an increase in occupancy from March 31, 1996 to the three months ended March 31, 1997, accounted for the increase in apartment service fees.

Health center revenues increased primarily because the average occupancy in the first three months of 1996 was 92% compared to an average occupancy of 94% in 1997.

Capital reserve fees, which are a one-time payment from new residents increased because five more new residents moved in during the three months ended March 31, 1996 (7), than moved in during the three months ended March 31, 1996 (2).

Operating expenses were down about 2%, even though the average number of full-time employees was 114 in the three months ended March 31, 1997, compared to 105 average full-time equivalent employees in 1996.

A decline in amortization costs and interest income from increased cash balances caused the net interest expense to decline.

Liquidity and Capital Resources

As of May 28, 1992, significant financing activities were concluded. Construction financing and long-term financing both were achieved on that date. Construction financing in the amount of $20,000,000 from a group of lenders was achieved and the Partnership raised $14,000,000 (before deduction of costs of underwriting) through long-term financing.

The Partnerships issued two types of taxable bonds in May, 1992. One type was issued in underwritten public offering of $8,000,000 principal amount of Blakehurst 10 Year Put Option Mortgage Bond 1992, Series I. Also in May the Partnership issued a private transaction to affiliates of the partnership, a total of $6,000,000 principal amount of Blakehurst Retirement Community Put Option Bonds, Private Placement Series on terms substantially identical to the public offering except that the Private Placement Bonds provided for redemption of such bonds from the proceeds of the sale of 1992 Series II Bonds. The Partnership sold the 1992 Series II Bonds in the amount of $6,000,000 in August, 1992.

In 1993, the construction financing loan of $20,000,000 has been repaid, and in 1995 all of the Partners' advances (which initially totaled $20,000,000) were repaid.

During the three months ended March 31, 1996, an auditorium and miscellaneous additional improvements, totaling approximately $800,000, which was funded by the Partners, was essentially completed.

In the three months ended March 31, 1997, the Partners advanced $6,200,000 for the construction of Phase III and the design of Phase II. In addition, a commitment letter was executed with a financial institution for $1,900,000 of long-term financing in conjunction with Phase III.

During the three months ended March 31, 1997, the partnership distributed $1,450,000 of Phase I processed from closings, after providing necessary working capital funding as required in under the bond documents.

The net loss in being funded by the Partners from admission fees.

Net cash provided by operating activities decreased by approximately $50,000 in the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The net income after depreciation/amortization provided cash of approximately $76,000 in the three months ended March 31, 1997 compared to a loss of cash of approximately $102,000 in the three months ended March 31, 1995. The increase in operating assets and liabilities from third parties in 1997, compared to 1996, was substantially less, but was offset by admission fee receipts of approximately $233,000.

Net cash used by investing activities was approximately $5,900,000 more in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This change was due to the construction in progress for Phase III and the Partners advances to fund Phase III construction.

Net cash provided by financing activities was approximately $6,400,000 better in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Cash from Resident loans was $1,400,000 more in 1997 than in 1996 because of more new residents. The partnerships distributed $1,450,000 from Phase I closings and received $6,200,000 of advances from the Partners.

Because of the level of occupancy in Phase I and sales of Phase III, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available to successfully complete occupancy of Phase III.

The long-term success of the Project is ultimately dependent upon maintaining adequate levels of occupancy and operating of the Project efficiently.


Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              None

         B.   Reports on Form 8-K

              None



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


                          THE CHESTNUT REAL ESTATE PARTNERSHIP

                          By:      BLAKEHURST JOINT VENTURE, a
                                   General Partner

                                   By:     CHESTNUT VILLAGE, INC.,
                                           General Partner


Date: May 14, 1997                 by:      /s/ Stan G. Thurston
                                           ---------------------
                                           Stan G. Thurston, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 14, 1997                 by:      /s/ Arthur V. Neis
                                           -------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                            Officer)



                          And By:  THE WEST JOPPA ROAD LIMITED
                                      PARTNERSHIP, General Partner

                                   By:     ROSEDALE CARE, INC.,
                                           General Partner


Date: May 14, 1997                 by:      /s/ T. F. Mullan
                                           -----------------
                                           Thomas F. Mullan III, President



Date: May 14, 1997                 by:      /s/ J. A. Luetkemeyer, Jr.
                                           ---------------------------
                                           John A. Luetkemeyer, Jr., President



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


                        THE CHESTNUT PARTNERSHIP

                        By:      BLAKEHURST JOINT VENTURE, a
                                 General Partner

                                 By:     CHESTNUT VILLAGE, INC.,
                                         General Partner

Date: May 14, 1997               by:      /s/ Stan G. Thurston
                                         ---------------------
                                         Stan G. Thurston, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 14, 1997               by:      /s/ Arthur V. Neis
                                         -------------------
                                         Arthur V. Neis, Treasurer
                                         (Principal Financial and
                                         Accounting Officer)


                        And By:  THE WEST JOPPA ROAD LIMITED
                                       PARTNERSHIP, General Partner

                                 By:     ROSEDALE CARE, INC.,
                                         General Partner

Date: May 14, 1997               by:      /s/ T. F. Mullan
                                         -----------------
                                         Thomas F. Mullan III, President

Date: May 14, 1997               by:      /s/ J. A. Luetkemeyer, Jr.
                                         ---------------------------
                                         John A. Luetkemeyer, Jr., President

                        And By:  THE CHESTNUT REAL ESTATE
                                         PARTNERSHIP, General Partner

                                 By:     BLAKEHURST JOINT VENTURE, a
                                         General Partner

                                 By:     CHESTNUT VILLAGE, INC.,
                                         General Partner

Date: May 14, 1997               by:      /s/ Stan G. Thurston
                                         ---------------------
                                         Stan G. Thurston, President


Date: May 14, 1997               by:      /s/ Arthur V. Neis
                                          -------------------
                                          Arthur V. Neis, Treasurer