Form 10-Q
period 1997-06-30
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1997-08-14
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL PERIOD ENDED      June 30, 1997

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ to __________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __N/A__

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                      INDEX

                                                                          Page

Part I         FINANCIAL INFORMATION

Item 1         Financial Statements

               The Chestnut Real Estate Partnership
               and The Chestnut Partnership

               o    Separate and Combined Balance Sheets,
                    June 30, 1997 and December 31, 1996                    3

               o    Separate and Combined Statement of
                    Operations, for the six months ended
                    June 30, 1997 and June 30, 1996                        5

               o    Separate and Combined Statements of Partner's
                    Equity (Deficit) for the six months ended
                    June 30, 1997 and June 30, 1996                        7

               o    Separate and Combined Statement of Cash Flow,
                    for the six months ended June 30, 1997
                    and June 30, 1996                                      8

               o    Notes to Financial Statements                         10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                          15
Item 6         Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                               124

                      THE CHESTNUT REAL ESTATE PARTNERSHIP    -------------  JUNE 30, 1997  --------------
                         AND THE CHESTNUT PARTNERSHIP                             The
                     SEPARATE AND COMBINED BALANCE SHEETS         The          Chestnut
                                                               Chestnut       Real Estate       Combined
                                  (UNAUDITED)                 Partnership     Partnership     Partnerships
                                                              ------------    ------------    ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                $  1,908,751    $       --      $  1,908,751
     Accounts receivable                                           212,365            --           212,365
     Prepaid expenses and other                                    270,142            --           270,142
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                               439,320            --           439,320
        Under letter of credit agreement, held in escrow            57,874            --            57,874
                                                              ------------    ------------    ------------
           Total current assets                                  2,888,452            --         2,888,452

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                  1,633,116            --         1,633,116
   Under residency agreements, held in escrow                    1,633,310            --         1,633,310
   Health Center reserves                                        1,321,650            --         1,321,650
   Phase III and IV construction funds                           1,213,046            --         1,213,046

Operating property, at cost, net of depreciation                   219,937      53,438,697      53,658,634
Costs of acquiring intitial contracts, net of amortization       1,621,271            --         1,621,271
Deferred bond financing costs, net of amortization                 885,497            --           885,497
                                                              ------------    ------------    ------------
           Total assets                                       $ 11,416,279    $ 53,438,697    $ 64,854,976
                                                              ============    ============    ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                           $    150,000    $       --      $    150,000
     Accounts payable                                              153,580            --           153,580
     Accrued expenses                                              265,815            --           265,815
     Accrued property taxes                                        287,162            --           287,162
     Accrued interest payable                                      135,475            --           135,475
     Advances payable                                              179,464            --           179,464
     Refundable deposits, residency agreements                     934,570            --           934,570
                                                              ------------    ------------    ------------
           Total current liabilities                             2,106,067            --         2,106,067

Construction costs payable                                       1,368,892            --         1,368,892
Bonds payable, less current portion                             13,505,000            --        13,505,000
Loans from residents                                            41,588,250            --        41,588,250
Advances payable to partners                                     7,800,000            --         7,800,000
Refundable deposits, escrowed                                      739,250            --           739,250
Deferred revenues from admission fees                            2,051,096            --         2,051,096
Equity in deficit of the Chestnut Partnership                         --        57,742,276            --

Commitments and Contingencies
                                                              ------------    ------------    ------------
           Total liabilities                                    69,158,555      57,742,276      69,158,555
Partners' equity (deficit)                                     (57,742,276)     (4,303,579)     (4,303,579)
                                                              ------------    ------------    ------------
           Total liabilities and partners' equity (deficit)   $ 11,416,279    $ 53,438,697    $ 64,854,976
                                                              ============    ============    ============



                     THE CHESTNUT REAL ESTATE PARTNERSHIP     -----------  December 31, 1996  ------------
                         AND THE CHESTNUT PARTNERSHIP                             The
                     SEPARATE AND COMBINED BALANCE SHEETS          The         Chestnut
                                                                Chestnut      Real Estate       Combined
                                                               Partnership    Partnership     Partnerships
                                                              ------------    ------------    ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                $  1,394,227    $       --      $  1,394,227
     Accounts receivable                                           197,444            --           197,444
     Prepaid expenses and other                                    274,133            --           274,133
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                               393,293            --           393,293
        Under letter of credit agreement, held in escrow            57,874            --            57,874
                                                              ------------    ------------    ------------
           Total current assets                                  2,316,971            --         2,316,971

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                  1,591,297            --         1,591,297
   Under residency agreements, held in escrow                    1,280,777            --         1,280,777
   Health Center reserves                                          751,627            --           751,627
   Phase III and IV constuction funds                              555,721            --           555,721

Operating property, at cost, net of depreciation                   305,421      48,615,205      48,920,626
Costs of acquiring intitial contracts, net of amortization       1,701,335            --         1,701,335
Deferred bond financing costs, net of amortization                 911,537            --           911,537
                                                              ------------    ------------    ------------
           Total assets                                       $  9,414,686    $ 48,615,205    $ 58,029,891
                                                              ============    ============    ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:

     Bonds payable, current portion                           $    150,000    $       --      $    150,000
     Accounts payable                                              149,151            --           149,151
     Accrued expenses                                              213,581            --           213,581
     Accrued property taxes                                        142,485            --           142,485
     Accrued interest payable                                      235,595            --           235,595
     Advances payable                                                    0            --                 0
     Refundable deposits, residency agreements                     743,167            --           743,167
                                                              ------------    ------------    ------------
           Total current liabilities                             1,633,979                       1,633,979

Construction costs payable                                       1,703,277            --         1,703,277
Bonds payable, less current portion                             13,655,000            --        13,655,000
Loans from residents                                            39,059,790            --        39,059,790
Advances payable to partners                                     1,600,000            --         1,600,000
Refundable deposits, escrowed                                      892,550            --           892,550
Deferred revenues from admission fees                            2,052,312            --         2,052,312
Equity in deficit of the Chestnut Partnership                         --        51,182,222            --

Commitments and Contingencies
                                                              ------------    ------------    ------------
           Total liabilities                                    60,596,908      51,182,222      60,596,908
Partners' equity (deficit)                                     (51,182,222)     (2,567,017)     (2,567,017)
                                                              ------------    ------------    ------------
           Total liabilities and partners' equity (deficit)   $  9,414,686    $ 48,615,205    $ 58,029,891
                                                              ============    ============    ============


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                  For the six month period ended June 30, 1997

                                  (UNAUDITED)                                            The
                                                                          The         Chestnut
                                                                       Chestnut      Real Estate      Combined
                                                                      Partnership    Partnership    Partnerships
                                                                      -----------    -----------    -----------
Revenues:
     Amortization of nonrefundable admission fees                     $   374,983    $      --      $   374,983
     Apartment service fees                                             2,495,779           --        2,495,779
     Health Center revenues                                               932,850           --          932,850
     Capital reserve fees                                                  33,070           --           33,070
     Other revenue                                                         83,383           --           83,383
     Income from The Chestnut Partnership                                    --          477,972           --
                                                                      -----------    -----------    -----------
        Total revenues                                                  3,920,066        477,972      3,920,066
                                                                      -----------    -----------    -----------

Operating expenses:
     Development fee amortization                                          85,484           --           85,484
     General and administrative                                           825,253           --          825,253
     Resident care                                                        757,362           --          757,362
     Dietary                                                              637,944           --          637,944
     Plant                                                                409,441           --          409,441
     Housekeeping                                                         167,478           --          167,478
     Depreciation and amortization                                        106,576        614,534        721,110
                                                                      -----------    -----------    -----------
                                                                        2,989,537        614,534      3,604,071
                                                                      -----------    -----------    -----------
        Income (loss) from operations                                     930,529       (136,562)       315,995
                                                                      -----------    -----------    -----------

Other income (expense)
     Interest income                                                      202,460           --          202,460
     Interest expense                                                    (655,016)          --         (655,016)
                                                                      -----------    -----------    -----------
                                                                         (452,556)          --         (452,556)
                                                                      -----------    -----------    -----------
        Net income (loss)                                             $   477,972    $  (136,562)   $  (136,562)
                                                                      ===========    ===========    ===========


                     THE CHESTNUT REAL ESTATE PARTNERSHIP
                         AND THE CHESTNUT PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                  For the six month period ended June 30, 1996

                                  (UNAUDITED)                          The
                                                         The        Chestnut
                                                      Chestnut     Real Estate     Combined
                                                     Partnership   Partnership    Partnerships
                                                    -----------    -----------    -----------
Revenues:
     Amortization of nonrefundable admission fees   $   486,825    $      --      $   486,825
     Apartment service fees                           2,276,259           --        2,276,259
     Health Center revenues                             925,316           --          925,316
     Capital reserve fees                                31,713           --           31,713
     Other revenue                                        8,284           --            8,284
     Income from The Chestnut Partnership                  --          107,849           --
                                                    -----------    -----------    -----------
        Total revenues                                3,728,397        107,849      3,728,397
                                                    -----------    -----------    -----------

Expenses:
     Development fee amortization                       132,061           --          132,061
     General and administrative                         959,391           --          959,391
     Resident care                                      680,802           --          680,802
     Dietary                                            616,029           --          616,029
     Plant                                              407,889           --          407,889
     Housekeeping                                       159,656           --          159,656
     Depreciation and amortization                      106,576        593,695        700,271
                                                    -----------    -----------    -----------
                                                    $ 3,062,404    $   593,695    $ 3,656,099
                                                    -----------    -----------    -----------
        Income (loss) from operations                   665,993       (485,846)        72,298
                                                    -----------    -----------    -----------

Other income (expense)
     Interest income                                    100,680           --          100,680
     Interest expense                                  (658,823)          --         (658,823)
                                                    -----------    -----------    -----------
                                                       (558,143)             0       (558,143)
                                                    -----------    -----------    -----------
        Net income (loss)                               107,850       (485,846)      (485,845)
                                                    ===========    ===========    ===========


                     THE CHESTNUT REAL ESTATE PARTNERSHIP
                         AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
        For the six month period ended June 30, 1997 and the year ended
                               December 31, 1996

                                  (UNAUDITED)                       The
                                                    The          Chestnut
                                                 Chestnut       Real Estate      Combined
                                                Partnership     Partnership     Partnerships
                                                ------------    ------------    ------------
Balance, December 31, 1995                      $(47,407,626)   $   (230,988)   $   (230,988)

Net income (loss)                                    483,601        (736,029)       (736,029)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                         (2,658,197)           --              --

Distribution to partners                          (1,600,000)     (1,600,000)     (1,600,000)
                                                ------------    ------------    ------------
Balance, December 31, 1996                      $(51,182,222)   $ (2,567,017)   $ (2,567,017)
                                                ============    ============    ============




Balance, December 31, 1996                      $(51,182,222)     (2,567,017)   $ (2,567,017)

Net income (loss)                                    477,972        (136,562)       (136,562)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                         (5,438,026)           --              --

Contributions from partners                             --              --              --

Distributions to partners                         (1,600,000)     (1,600,000)     (1,600,000)

                                                ------------    ------------    ------------
Balance, June 30, 1997                          $(57,742,276)   $ (4,303,579)   $ (4,303,579)
                                                ============    ============    ============



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                  For the six month period ended June 30, 1997

                                  (UNAUDITED)                                                  The
                                                                                 The         Chestnut
                                                                              Chestnut      Real Estate      Combined
                                                                             Partnership    Partnership    Partnerships
                                                                             -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                       $   477,972    $  (136,562)   $  (136,562)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                              --          614,534        614,534
          Other amortization                                                     106,576           --          106,576
          Amortization of nonrefundable admission fees                          (374,983)          --         (374,983)
          Amortization of development fees                                        85,484           --           85,484
          Admission fees received                                                373,600           --          373,600
          Income in Partnership                                                     --         (477,972)          --
          Change in operating assets and liabilities:
            Accounts receivable                                                  (14,921)          --          (14,921)
            Prepaid expenses and other                                             3,991           --            3,991
            Accounts payable                                                       3,958           --            3,958
            Accrued expenses                                                      96,791           --           96,791
                                                                             -----------    -----------    -----------
          Net cash provided by operating activities                              758,468           --          758,468
                                                                             -----------    -----------    -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                      (352,533)          --         (352,533)
     Additions to operating property                                          (5,438,026)          --       (5,438,026)
     Decrease in construction payable                                           (334,385)          --         (334,385)
     Increase in Phase III and IV construction funds from partner advances      (657,325)          --         (657,325)
     Increase in assets held by trustee                                          (87,847)          --          (87,847)
     Decrease in funds escrowed under letter of credit agreement                       0           --                0
     Increase in Health Center reserves                                         (570,023)          --         (570,023)
                                                                             -----------    -----------    -----------
          Net cash used in investing activities                               (7,440,138)          --       (7,440,138)
                                                                             -----------    -----------    -----------

Cash flows from financing activities:
     Repayment of partner advances                                                  --             --             --
     Contributions from partners                                                    --             --             --
     Distributions to partners                                                (1,600,000)          --       (1,600,000)
     Proceeds from partner advances                                            6,200,000           --        6,200,000
     Increase in advances payable                                                179,464           --          179,464
     Principal payments on bonds                                                (150,000)          --         (150,000)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                           2,566,730           --        2,566,730
                                                                             -----------    -----------    -----------
          Net cash provided by financing activities                            7,196,194           --        7,196,194
                                                                             -----------    -----------    -----------

Net increase in cash                                                             514,524           --          514,524

Cash, beginning of period                                                      1,394,227           --        1,394,227
                                                                             -----------    -----------    -----------
Cash, end of period                                                          $ 1,908,751    $      --      $ 1,908,751
                                                                             ===========    ===========    ===========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                  For the six month period ended June 30, 1996

                                  (UNAUDITED)                                        The
                                                                        The        Chestnut
                                                                     Chestnut     Real Estate     Combined
                                                                    Partnership   Partnership    Partnerships
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                             $   107,849    $  (485,845)   $  (485,845)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                    --          593,695        593,695
          Other amortization                                           106,576           --          106,576
          Amortization of nonrefundable admission fees                (486,825)          --         (486,825)
          Amortization of development fees                             132,061           --          132,061
          Admission fees received                                      248,465           --          248,465
          Income in Partnership                                           --         (107,849)          --
          Change in operating assets and liabilities:
            Accounts receivable                                         72,702           --           72,702
            Prepaid expenses and other                                  62,041         62,041
            Accounts payable                                            68,941           --           68,941
            Accrued expenses                                           187,577           --          187,577
                                                                   -----------    -----------    -----------
          Net cash provided by operating activities                    499,387           --          499,387
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements          (1,969,248)          --       (1,969,248)
     Additions to project operating property                          (160,335)          --         (160,335)
     Increase in construction payable                                     --             --             --
     Increase in assets held by trustee                               (128,385)          --         (128,385)
     Increase in assets payable to trustee                            (516,541)          --         (516,541)
     Decrease in funds escrowed under letter of credit agreement        51,824           --           51,824
     Decrease in Health Center reserves                                   --             --             --
                                                                   -----------    -----------    -----------
          Net cash used in investing activities                     (2,722,685)          --       (2,722,685)
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Repayment of partner advances                                        --             --             --
     Contributions from Partners                                          --             --             --
     Distribution to partners                                             --             --             --
     Increase in advances payable                                       70,994           --           70,994
     Principal payments on bonds                                       (65,000)          --          (65,000)
     Decrease in Health Center reserves                                178,470           --          178,470
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                      1,796,520           --        1,796,520
                                                                   -----------    -----------    -----------
          Net cash provided by financing activities                  1,980,984           --        1,980,984
                                                                   -----------    -----------    -----------

Net decrease in cash                                                  (242,315)          --         (242,315)

Cash, beginning of period                                              601,767           --          601,767
                                                                   -----------    -----------    -----------
Cash, end of period                                                $   359,452    $      --      $   359,452
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

         Assets Where Use is Limited

         Assets held by the Trustee under the escrow agreement are cash equivalents as of June 30, 1997. Phase III and IV construction funds advanced by the partners are also cash equivalents as of June 30, 1997.

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

         Capitalization of Operating Expenses and Certain Revenues

         Initial occupancy of the Project occurred in August of 1993, with cessation of major construction of phase I occurring in December 1993, at which time occupancy was 60%. Construction continued for tenant requested improvements and an auditorium addition.

         The Partnership ceased capitalization of operating expenses and certain revenues in August 1994, because of the extended time frame between initial occupancy, completion of major construction, and achievement of substantial occupancy.

         Costs of Acquiring Initial Contracts

         Costs of acquiring initial contracts are expected to be recovered from the future contract revenues and are therefore capitalized. These costs capitalized are amortized over the life expectancy of the initial residents, which based on actuarial data, is estimated to be approximately 13 years.

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

         In August, 1992, the Venture and West Joppa, each of which had purchased $3,000,000 of Series I Bonds, sold their bonds back to the Partnership in conjunction with the Partnership sales of $6,000,000 of Ten Year - Put Option Mortgage Bonds, 1992 Series II. These bonds carry an initial rate of 8.75%.

         In addition, $20,000,000 was provided by Venture and West Joppa. As of December 31, 1995, all such advances from Partners had been repaid, together with interest thereon.

         For the construction of Phase II, an auditorium and miscellaneous additional improvements, the partners funded the cost of approximately $800,000.

         For construction of Phase III, a 35 unit addition, the partners have advanced $7,600,000 and the Partnerships have arranged to borrow an additional $1,900,000, for a total of $9,500,000 of available funds.

         The partners have also advanced $200,000 for initial design of Phase
         IV.

E.       Operating Property

         Operating property includes construction costs in progress. As of June 30, 1997, $8,023,966 of costs had been incurred for Phase III construction in progress and are included in operating property. As of December 31, 1996, $2,665,333 had been incurred for construction of Phase III. Also, at June 30, 1997, $53,764 had been incurred for designs of Phase IV; no such costs had been incurred at December 31, 1996.

F.       Transactions with partners

         The Partnerships have agreements with Life Care Services Development Corporation (LCSD) and Life Care Services Corporation (LCS), affiliates through common ownership of Chestnut Village, Inc., a general partner of Venture for development and for management of the community respectively. LCSD administers planning, development, financing, and marketing functions for the partnerships. LCS has been retained to supervise the day-to-day operations of the community.

         The partnerships has entered into a construction management agreement with Mullan Contracting Company (Mullan), an affiliate through common ownership of one partner of West Joppa for Phase III.

         During the six months ended June 30, 1997, LCS was reimbursed $172,852 for its services and $161,112 for the six months ended June 30, 1996. In addition, LCS was reimbursed in the six months ended June 30, 1997, $410,865 for marketing of Phase III units.

         In the six months ended June 30, 1997, LCSD was reimbursed $341,955 for development fees and had no such reimbursement in the six months ended June 30, 1996.

         In the six months ended June 30, 1997, Mullan was paid $43,220 of construction management fees, and reimbursed $3,981,222 for construction costs; there was no such reimbursement in the six months ended June 30, 1996.

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

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 177 residential units, and a 50-bed health center. As of June 30, 1997, 173 (97.7%) of the residential units have been reserved or occupied. The apartment occupancy remained the same in the quarter, during which there were 3 apartment units sold and one sale cancelled. As of June 30, 1996, 95% of the residential units were sold or occupied.

As of June 30, 1997, the project had 117 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

The Partnership is accepting deposits on Phase III units. As of June 30, 1997, 32 of 35 units (91.4%) have been reserved by receipt by the Partnerships of deposits equal to 10% of the Admission Fee. Construction is expected to be completed such that occupancy will begin in late July 1997.

Results of Operations

As of June 30, 1997, 161 units (91%) were occupied and/or paying monthly service fees. This occupancy compares to 158 (89%) of the units at June 30, 1996, and 163 units (92%) at December 31, 1996.

Amortization of non-refundable admission fees decreased because fewer residents moved in during the six months ended June 30, 1996 than moved in during the six months ended June 30, 1995.

On January 1, 1997, an average 4.8% increase in the monthly service fees became effective. That increase together with an increase in average occupancy from June 30, 1996 (87.9%) to the six months ended June 30, 1997 (90.4%), accounted for the increase in apartment service fees.

Health center average occupancy in the first six months of 1996 was 92% compared to an average occupancy of 91% in 1997. That decline, combined with an increase in Medicare reimbursable rates, provided a modest increase in health center revenues.

Capital reserve fees, which are a one-time payment from new residents related to monthly service fees increased slightly because the apartment service fees increased over the six months ended June 30, 1996.

Operating expenses were down about 1.5%, even though the average number of full-time employees was 117 in the six months ended June 30, 1997, compared to 107 average full-time equivalent employees in 1996. Marketing expenditures have declined in the current period as Phase I units are essentially completely sold.

The net loss decreased to approximately $137,000 at June 30, 1997, compared to a net loss of approximately $486,000 at June 30, 1996.

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

During the first quarter of 1996, an auditorium and miscellaneous additional improvements, totaling approximately $800,000, which was funded by the Partners, was essentially completed.

In 1996 the Partners advanced $6,200,000 for the construction of Phase III and the design of Phase IV. In addition, $1,900,000 of long-term financing in conjunction with Phase III was arranged.

During the six months ended June 30, 1997, the partnership distributed $1,600,000 of Phase I proceeds from closings, after providing necessary working capital funding as required in under the bond documents.

The net loss in being funded by the Partners from admission fees.

Net cash provided by operating activities increased by approximately $259,000 in the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The net income before depreciation/amortization provided cash of approximately $585,000 in the six months ended June 30, 1997 compared to approximately $215,000 in the six months ended June 30, 1996.

Net cash used by investing activities was approximately $4,700,000 more in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This change was due to the construction in progress for Phase III and the Partners advances to fund Phase III construction.

Net cash provided by financing activities was approximately $5,200,000 better in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Cash from Resident loans was $700,000 more in 1997 than in 1996 because of more new residents. The partnerships distributed $1,600,000 from Phase I closings and received $6,200,000 of advances from the Partners for construction activities, in the six months ended June 30, 1997.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 6.       Exhibits and Reports on Form 8-K

         A.   Exhibits

              See attached Index to Exhibits - Page 16

         B.   Reports on Form 8-K

              None

                                INDEX TO EXHIBITS

Exhibit                                                                   Page
  No.             Description of Exhibit                                  No.

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

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

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

10.6.4 Form of Domiciliary Care Residency Agreement with addendum, July 29, 1993 (2)

10.6.5            Residency Agreement for Traditional Plan, dated
                  November 1, 1993 and approved for use in late summer, 1994 (2)

10.6.55           Residency Agreement for Traditional Plan, dated April 25,
                  1996 (3)

10.7 Form of Assignment of Rights to Repayments between Resident/Assignor and Assignee. (1)

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

10.8              Admission Fee Escrow Agreement dated as of
                  January 19, 1990, by and between The Chestnut
                  Partnership and American Security Bank, N.A. (1)

10.8.1 Amended and Restated Admission Fee Escrow Agreement - Phase I, dated July 18, 1996, between The Chestnut Partnership and
                  The First National Bank of Maryland (3)

10.8.2 Amended and Restated Wait List Escrow Agreement, dated July 18, 1996, between The Chestnut Partnership and The First National Bank of Maryland (3)

10.8.3 Amended and Restated Health Center Resident Loans Escrow Agreement, dated July 18, 1996, between The Chestnut Partnership and The First National Bank of Maryland (3)

10.8.4 Admission Fee Escrow Agreement - Phase II (Phase III), dated April 29, 1996, between The Chestnut Partnership and The First National Bank of Maryland (3)

10.9              Form of Guaranty Agreement by The Chestnut Real
                  Estate Partnership. (1)

10.10             Form of Indemnity Deed of Trust and Security
                  Agreement from The Chestnut Real Estate Partnership to ____________, as trustee. (1)

10.11 Form of Subordination Agreement from ____________, as trustee, to Boatmen's National Bank of Des Moines, as Trustee and The Sumitomo Trust & Banking Co.,
                  Ltd. - New York Branch. (1)

10.12 Health Center Resident Loans Escrow Agreement between The Chestnut Partnership and ____________, as Escrow Agent. (1)

10.13 Development Agreement dated as of June 3, 1988, between The Chestnut Partnership and Life Care
                  Services Corporation. (1)

10.13.1           Amendment to Development Agreement dated
                  December 30, 1994 between The Chestnut Partnership, Life Care Services Corporation, Rosedale Care, Inc., and Continental Care, Inc. (2)

10.13.2           Amendment #2 to Development Agreement dated
                  October 30, 1996, between The Chestnut Partnership, Life Care Services Corporation, Rosedale Care, Inc., and Continental Care, Inc. (3)

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

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

10.17             Operating and Use Agreement between The
                  Chestnut Partnership and The Chestnut Real
                  Estate Partnership. (1)

10.18 Architect Agreement dated December 10, 1987, between The Chestnut Partnership and D'Aleo, Inc., as amended. (1)

10.19             Construction Management Agreement dated
                  November 22, 1991, between The Chestnut Partnership and The Weitz Company, Inc. (1)

10.19.1           Amendment No. 1 to Construction Management
                  Agreement. (1)

10.19.2 Construction Management Agreement dated July 11, 1996, between The Chestnut Partnership and The Mullan Contracting Company. (3)

10.19.3 Supplement to Construction Management Agreement, dated October 30, 1996, between The Chestnut
                  Partnership and The Mullan Contracting Company. (3)

10.20             Asbestos and HazMat Abatement Engineering
                  Agreement dated August 11, 1988, between The
                  Chestnut Partnership and ATEC Associates. (1)

10.20.1 March 31, 1992, letter from Atec Associates, Inc. to Life Care Services Corporation regarding Removal of Underground Fuel Storage Tanks. (1)

10.21             Construction Contract dated August 6, 1991, between
                  The Chestnut Partnership and Marcor of Maryland, Inc. (1)

10.22 Retail Lease Agreement dated February 2, 1990, between Cockney's Tavern Partnership and Life Care Services Corporation, as amended. (1)

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

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

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

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

10.47             Term Loan Agreement dated July 3, 1997, between         23-78
                  Norwest Bank Iowa, N.A., and The Chestnut
                  Partnership. (4)

Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.

10.47.1           $1,900,000 Term Loan dated July 3, 1997, between        79-80
                  Norwest Bank Iowa, N.A., and The Chestnut
                  Partnership. (4)

10.47.2           Guaranty Agreement dated July 3, 1997, between          81-91
                  Norwest Bank Iowa, N.A., and The Chestnut
                  Partnership, Life Care Services Corporation and
                  Home Health Care Services Corporation. (4)

10.47.3           Indemnity Deed of Trust and Security Agreement         92-123
                  dated July 3, 1997, between The Chestnut Real
                  Estate Partnership and Norwest Bank Iowa, N.A.
                  (4)

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

27.1              Financial Data Schedule - The Chestnut
                  Partnership (4)

27.2              Financial Data Schedule - The Chestnut Real
                  Estate Partnership (4)




(1) Incorporated by reference from Registrants Statement on Form S-1 previously filed with Commission (Commission File No: 33-32197), January 28, 1992, and August 7, 1992 and by Registrant's Form 10-K filed December 31, 1992 and 1993.

(2) Incorporated by reference from the Registrant's Form 10-K, December 31, 1994, previously filed with the Commission.

(3) Incorporated by reference from the Registrant's Form 10-K, December 31, 1996, previously filed with the Commission.

(4)           Filed herewith.

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

                            THE CHESTNUT REAL ESTATE PARTNERSHIP

                            By:      BLAKEHURST JOINT VENTURE, a

                                     General Partner

                                     By:     CHESTNUT VILLAGE, INC.,
                                             General Partner

Date: August 13, 1997                by:     /s/ Stan G. Thurston
                                             ---------------------
                                             Stan G. Thurston, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: August 13, 1997                by:     /s/ Arthur V. Neis
                                             -------------------
                                             Arthur V. Neis, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                            And By:          THE WEST JOPPA ROAD LIMITED
                                             PARTNERSHIP, General Partner

                                     By:     ROSEDALE CARE, INC.,
                                             General Partner

Date: August 13, 1997                by:     /s/ T. F. Mullan
                                             -----------------
                                             Thomas F. Mullan III, President

Date: August 13, 1997                by:     /s/ J. A. Luetkemeyer, Jr.
                                             ---------------------------
                                             John A. Luetkemeyer, Jr.,
                                             President

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

                                     THE CHESTNUT PARTNERSHIP

                           By:       BLAKEHURST JOINT VENTURE, a
                                     General Partner

                           By:       CHESTNUT VILLAGE, INC.,
                                             General Partner

Date: August 13, 1997      by:        /s/ Stan G. Thurston
                                      ---------------------
                                      Stan G. Thurston, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Date: August 13, 1997      by:        /s/ Arthur V. Neis
                                      -------------------
                                      Arthur V. Neis, Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                            And By:   THE WEST JOPPA ROAD LIMITED
                                      PARTNERSHIP, General Partner

                            By:       ROSEDALE CARE, INC.,
                                      General Partner

Date: August 13, 1997       by:       /s/ T. F. Mullan
                                      -----------------
                                      Thomas F. Mullan III, President

Date: August 13, 1997       by:       /s/ J. A. Luetkemeyer, Jr.
                                      ---------------------------
                                      John A. Luetkemeyer, Jr., President

                            And By:   THE CHESTNUT REAL ESTATE
                                      PARTNERSHIP, General Partner

                            By:      CHESTNUT VILLAGE, INC.,
                                     General Partner

Date: August 13, 1997       by:      /s/ Stan G. Thurston
                                     ---------------------
                                     Stan G. Thurston, President

Date: August 13, 1997       by:      /s/ Arthur V. Neis
                                     -------------------
                                     Arthur V. Neis, Treasurer