Form 10-Q
period 1997-09-30
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1997-11-14
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL PERIOD ENDED   September 30, 1997

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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

N/A

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

                                      INDEX


                                                                       Page
                                                                       ----
Part I         FINANCIAL INFORMATION
------         ---------------------

Item 1         Financial Statements

               The Chestnut Real Estate Partnership
               and The Chestnut Partnership

               *    Separate and Combined Balance Sheets,
                    September 30, 1997 and December 31, 1996            3

               *    Separate and Combined Statement of
                    Operations, for the nine months ended
                    September 30, 1997 and September 30, 1996           5

               *    Separate and Combined Statements of Partner's
                    Equity (Deficit) for the nine months ended
                    September 30, 1997 and September 30, 1996           7

               *    Separate and Combined Statement of Cash Flow,
                    for the nine months ended September 30, 1997
                    and September 30, 1996                              8

               *    Notes to Financial Statements                       10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14


PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                        17
Item 6         Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                              18


                    THE CHESTNUT REAL ESTATE PARTNERSHIP                           SEPTEMBER 30, 1997
                        AND THE CHESTNUT PARTNERSHIP                                       The
                    SEPARATE AND COMBINED BALANCE SHEETS               The               Chestnut
                                                                     Chestnut           Real Estate            Combined
                                (UNAUDITED)                         Partnership         Partnership          Partnerships
                                                                   ------------         ------------         ------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                     $  1,443,498         $       --           $  1,443,498
     Accounts receivable                                                207,166                 --                207,166
     Prepaid expenses and other                                         350,052                 --                350,052
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                    601,213                 --                601,213
        Under letter of credit agreement, held in escrow                 57,874                 --                 57,874
                                                                   ------------         ------------         ------------
           Total current assets                                       2,659,801                 --              2,659,801

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                       1,656,728                 --              1,656,728
   Under residency agreements, held in escrow                         1,641,650                 --              1,641,650
   Health Center reserves                                             2,095,290                 --              2,095,290
   Phase III and IV construction funds                                1,903,453                 --              1,903,453

Operating property, at cost, net of depreciation                        743,503           54,111,542           54,855,045
Costs of acquiring intitial contracts, net of amortization            1,581,239                 --              1,581,239
Deferred bond financing costs, net of amortization                      872,477                 --                872,477
                                                                   ------------         ------------         ------------
           Total assets                                            $ 13,154,142         $ 54,111,542         $ 67,265,683
                                                                   ============         ============         ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
     Bonds payable, current portion                                $    150,000         $       --           $    150,000
     Accounts payable                                                   180,631                 --                180,631
     Accrued expenses                                                   295,842                 --                295,842
     Accrued property taxes                                              28,540                 --                 28,540
     Accrued interest payable                                           567,094                 --                567,094
     Advances payable                                                   263,522                 --                263,522
     Refundable deposits, residency agreements                         (234,210)                --               (234,210)
                                                                   ------------         ------------         ------------
           Total current liabilities                                  1,251,419                 --              1,251,419

Construction costs payable                                              308,697                 --                308,697
Bonds payable, less current portion                                  13,505,000                 --             13,505,000
Loan Payable                                                          1,900,000                 --              1,900,000
Loans from residents                                                 47,973,404                 --             47,973,404
Advances payable to partners                                          4,463,318                 --              4,463,318
Refundable deposits, escrowed                                             9,900                 --                  9,900
Deferred revenues from admission fees                                 2,670,309                 --              2,670,309
Equity in deficit of the Chestnut Partnership                              --             58,927,906                 --

Commitments and Contingencies
                                                                   ------------         ------------         ------------
           Total liabilities                                         72,082,047           58,927,906           72,082,047
Partners' equity (deficit)                                          (58,927,906)          (4,816,364)          (4,816,364)
                                                                   ------------         ------------         ------------
           Total liabilities and partners' equity (deficit)        $ 13,154,142         $ 54,111,542         $ 67,265,683
                                                                   ============         ============         ============



                    THE CHESTNUT REAL ESTATE PARTNERSHIP                             December 31, 1996
                        AND THE CHESTNUT PARTNERSHIP                                       The
                    SEPARATE AND COMBINED BALANCE SHEETS                The              Chestnut
                                                                     Chestnut           Real Estate            Combined
                                                                    Partnership         Partnership          Partnerships
                                                                   ------------         ------------         ------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                     $  1,394,227         $       --           $  1,394,227
     Accounts receivable                                                197,444                 --                197,444
     Prepaid expenses and other                                         274,133                 --                274,133
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                    393,293                 --                393,293
        Under letter of credit agreement, held in escrow                 57,874                 --                 57,874
                                                                   ------------         ------------         ------------
           Total current assets                                       2,316,971                 --              2,316,971

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                       1,591,297                 --              1,591,297
   Under residency agreements, held in escrow                         1,280,777                 --              1,280,777
   Health Center reserves                                               751,627                 --                751,627
   Phase III and IV constuction funds                                   555,721                 --                555,721

Operating property, at cost, net of depreciation                        305,421           48,615,205           48,920,626
Costs of acquiring intitial contracts, net of amortization            1,701,335                 --              1,701,335
Deferred bond financing costs, net of amortization                      911,537                 --                911,537
                                                                   ------------         ------------         ------------
           Total assets                                            $  9,414,686         $ 48,615,205         $ 58,029,891
                                                                   ============         ============         ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
     Bonds payable, current portion                                $    150,000         $       --           $    150,000
     Accounts payable                                                   149,151                 --                149,151
     Accrued expenses                                                   213,581                 --                213,581
     Accrued property taxes                                             142,485                 --                142,485
     Accrued interest payable                                           235,595                 --                235,595
     Advances payable                                                         0                 --                      0
     Refundable deposits, residency agreements                          743,167                 --                743,167
                                                                   ------------         ------------         ------------
           Total current liabilities                                  1,633,979            1,633,979

Construction costs payable                                            1,703,277                 --              1,703,277
Bonds payable, less current portion                                  13,655,000                 --             13,655,000
Loan Payable                                                               --                   --                      0
Loans from residents                                                 39,059,790                 --             39,059,790
Advances payable to partners                                          1,600,000                 --              1,600,000
Refundable deposits, escrowed                                           892,550                 --                892,550
Deferred revenues from admission fees                                 2,052,312                 --              2,052,312
Equity in deficit of the Chestnut Partnership                              --             51,182,222                 --

Commitments and Contingencies
                                                                   ------------         ------------         ------------
           Total liabilities                                         60,596,908           51,182,222           60,596,908

Partners' equity (deficit)                                          (51,182,222)          (2,567,017)          (2,567,017)
                                                                   ------------         ------------         ------------
           Total liabilities and partners' equity (deficit)        $  9,414,686         $ 48,615,205         $ 58,029,891
                                                                   ============         ============         ============



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
               For the nine month period ended September 30, 1997
                                   (UNAUDITED)                                  The
                                                            The               Chestnut
                                                          Chestnut           Real Estate          Combined
                                                         Partnership         Partnership        Partnerships
                                                         -----------         -----------         -----------
Revenues:
     Amortization of nonrefundable admission fees        $   622,340         $      --           $   622,340
     Apartment service fees                                3,761,916                --             3,761,916
     Health Center revenues                                1,376,724                --             1,376,724
     Capital reserve fees                                    100,036                --               100,036
     Other revenue                                            12,542                --                12,542
     Income from The Chestnut Partnership                       --               693,163                --
                                                         -----------         -----------         -----------
        Total revenues                                     5,873,558             693,163           5,873,558
                                                         -----------         -----------         -----------

Operating expenses:
     Development fee amortization                            146,918                --               146,918
     General and administrative                            1,241,803                --             1,241,803
     Resident care                                         1,171,666                --             1,171,666
     Dietary                                                 974,566                --               974,566
     Plant                                                   650,918                --               650,918
     Housekeeping                                            263,084                --               263,084
     Depreciation and amortization                           159,156             922,509           1,081,665
                                                         -----------         -----------         -----------
                                                           4,608,111             922,509           5,530,620
                                                         -----------         -----------         -----------

        Income (loss) from operations                      1,265,447            (229,346)            342,938
                                                         -----------         -----------         -----------

Other income (expense)
     Interest income                                         327,016                --               327,016
     Interest expense                                       (899,300)               --              (899,300)
                                                         -----------         -----------         -----------
                                                            (572,284)               --              (572,284)
                                                         -----------         -----------         -----------
        Net income (loss)                                $   693,163         $  (229,346)        $  (229,346)
                                                         ===========         ===========         ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
               SEPARATE AND COMBINED STATEMENT OF OPERATIONS
               For the nine month period ended September 30, 1996
                                   (UNAUDITED)                                  The
                                                             The              Chestnut
                                                          Chestnut           Real Estate          Combined
                                                         Partnership         Partnership        Partnerships
                                                         -----------         -----------         -----------
Revenues:
     Amortization of nonrefundable admission fees        $   712,664         $      --           $   712,664
     Apartment service fees                                3,469,623                --             3,469,623
     Health Center revenues                                1,450,722                --             1,450,722
     Capital reserve fees                                     48,286                --                48,286
     Other revenue                                            12,547                --                12,547
     Income from The Chestnut Partnership                       --               249,793                --
                                                         -----------         -----------         -----------
        Total revenues                                     5,693,841             249,793           5,693,841
                                                         -----------         -----------         -----------

Expenses:
     Development fee amortization                            180,604                --               180,604
     General and administrative                            1,411,174                --             1,411,174
     Resident care                                         1,069,014                --             1,069,014
     Dietary                                                 953,784                --               953,784
     Plant                                                   632,948                --               632,948
     Housekeeping                                            251,329                --               251,329
     Depreciation and amortization                           159,864             890,992           1,050,856
                                                         -----------         -----------         -----------
                                                         $ 4,658,716         $   890,992         $ 5,549,709
                                                         -----------         -----------         -----------

        Income (loss) from operations                      1,035,125            (641,199)            144,133
                                                         -----------         -----------         -----------

Other income (expense)
     Interest income                                         168,288                --               168,288
     Interest expense                                       (953,620)               --              (953,620)
                                                         -----------         -----------         -----------
                                                            (785,332)                  0            (785,332)
                                                         -----------         -----------         -----------
        Net income (loss)                                    249,793            (641,199)           (641,199)
                                                         ===========         ===========         ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 For the nine month period ended September 30, 1997 and the year ended December 31, 1996
                                    (UNAUDITED)
                                                                             The
                                                          The              Chestnut
                                                        Chestnut          Real Estate          Combined
                                                      Partnership         Partnership        Partnerships
                                                     ------------         ------------         ------------
Balance, December 31, 1995                           $(47,407,626)        $   (230,988)        $   (230,988)

Net income (loss)                                         483,601             (736,029)            (736,029)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                              (2,658,197)                --                   --

Distribution to partners                               (1,600,000)          (1,600,000)          (1,600,000)
                                                     ------------         ------------         ------------

Balance, December 31, 1996                           $(51,182,222)        $ (2,567,017)        $ (2,567,017)
                                                     ============         ============         ============




Balance, December 31, 1996                           $(51,182,222)        $ (2,567,017)        $ (2,567,017)

Net income (loss)                                         693,163             (229,346)            (229,346)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                              (6,418,845)                --                   --

Contributions from partners                                  --                   --                   --

Distributions to partners                              (2,020,000)          (2,020,000)          (2,020,000)

                                                     ------------         ------------         ------------
Balance, September 30, 1997                          $(58,927,906)        $ (4,816,364)        $ (4,816,364)
                                                     ============         ============         ============



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
               For the nine month period ended September 30, 1997
                                    (UNAUDITED)                                                         The
                                                                                   The               Chestnut
                                                                                 Chestnut           Real Estate          Combined
                                                                                Partnership         Partnership        Partnerships
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                          $   693,163         $  (229,346)        $  (229,346)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                 --               922,509             922,509
          Other amortization                                                        159,156                --               159,156
          Amortization of nonrefundable admission fees                             (622,340)               --              (622,340)
          Amortization of development fees                                          146,918                --               146,918
          Admission fees received                                                   866,570                --               866,570
          Income in Partnership                                                        --              (693,163)               --
          Change in operating assets and liabilities:
            Accounts receivable                                                      (9,722)               --                (9,722)
            Prepaid expenses and other                                              (75,919)               --               (75,919)
            Accounts payable                                                         31,480                --                31,480
            Accrued expenses                                                        299,815                --               299,815
                                                                                -----------         -----------         -----------
          Net cash provided by operating activities                               1,489,121                --             1,489,121
                                                                                -----------         -----------         -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                         (360,873)               --              (360,873)
     Additions to operating property                                             (7,003,845)               --            (7,003,845)
     Decrease in construction payable                                            (1,394,580)               --            (1,394,580)
     Increase in Loans Payable                                                    1,900,000                --             1,900,000
     Increase in Phase III and IV construction funds from partner advances       (1,347,732)               --            (1,347,732)
     Increase in assets held by trustee                                            (273,351)               --              (273,351)
     Decrease in funds escrowed under letter of credit agreement                          0                --                     0
     Increase in Health Center reserves                                          (1,343,663)               --            (1,343,663)

                                                                                -----------         -----------         -----------

          Net cash used in investing activities                                  (9,824,044)               --            (9,824,044)
                                                                                -----------         -----------         -----------

Cash flows from financing activities:
     Repayment of partner advances                                                     --                  --                  --
     Contributions from partners                                                       --                  --                  --
     Distributions to partners                                                   (2,020,000)               --            (2,020,000)
     Proceeds from partner advances                                               2,863,318                --             2,863,318
     Increase in advances payable                                                   263,522                --               263,522
     Principal payments on bonds                                                   (150,000)               --              (150,000)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                              7,427,354                --             7,427,354
                                                                                -----------         -----------         -----------
          Net cash provided by financing activities                               8,384,194                --             8,384,194
                                                                                -----------         -----------         -----------

Net increase in cash                                                                 49,271                --                49,271

Cash, beginning of period                                                         1,394,227                --             1,394,227
                                                                                -----------         -----------         -----------

Cash, end of period                                                             $ 1,443,498         $      --           $ 1,443,498
                                                                                ===========         ===========         ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
               For the nine month period ended September 30, 1996
                                   (UNAUDITED)                                                 The
                                                                            The              Chestnut
                                                                         Chestnut           Real Estate          Combined
                                                                        Partnership         Partnership        Partnerships
                                                                        -----------         -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                  $   249,793         $  (641,199)        $  (641,199)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                         --               890,992             890,992
          Other amortization                                                159,864                --               159,864
          Amortization of nonrefundable admission fees                     (712,664)               --              (712,664)
          Amortization of development fees                                  180,604                --               180,604
          Admission fees received                                              --                  --                  --
          Income in Partnership                                                --              (249,793)               --
          Change in operating assets and liabilities:
            Accounts receivable                                             122,657                --               122,657
            Prepaid expenses and other                                       (3,163)             (3,163)
            Accounts payable                                                400,850                --               400,850
            Accrued expenses                                                166,045                --               166,045
                                                                        -----------         -----------         -----------
          Net cash provided by operating activities                         563,986                --               563,986
                                                                        -----------         -----------         -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements               (1,206,729)               --            (1,206,729)
     Additions to project operating property                               (449,898)               --              (449,898)
     Increase in construction payable                                          --                  --                  --
     Increase in assets held by trustee                                    (235,418)               --              (235,418)
     Increase in assets payable to trustee                                  (48,286)               --               (48,286)
     Decrease in funds escrowed under letter of credit agreement             51,824                --                51,824
     Decrease in Health Center reserves                                        --                  --                  --

                                                                        -----------         -----------         -----------

          Net cash used in investing activities                          (1,888,508)               --            (1,888,508)
                                                                        -----------         -----------         -----------

Cash flows from financing activities:
     Repayment of partner advances                                             --                  --                  --
     Contributions from Partners                                            600,000                --               600,000
     Distribution to partners                                            (1,500,000)               --            (1,500,000)
     Decrease in advances payable                                           (39,081)               --               (39,081)
     Principal payments on bonds                                            (65,000)               --               (65,000)
     Decrease in Health Center reserves                                    (129,880)               --              (129,880)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                           3,448,762                --             3,448,762
                                                                        -----------         -----------         -----------
          Net cash provided by financing activities                       2,314,800                --             2,314,800
                                                                        -----------         -----------         -----------

Net decrease in cash                                                        990,278                --               990,278

Cash, beginning of period                                                   116,939                --               116,939
                                                                        -----------         -----------         -----------

Cash, end of period                                                     $ 1,107,217         $      --           $ 1,107,217
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

         Both the Real Estate Partnership and the Partnership are general partnerships, and are sometimes referred to as Athe Partnerships.@

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

         Assets Where Use is Limited

         Assets held by the Trustee under the escrow agreement are cash equivalents as of September 30, 1997. Phase III and IV construction funds advanced by the partners are also cash equivalents as of September 30, 1997.

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

         The Partnership ceased capitalization of operating expenses and certain revenues of Phase I in August 1994, because of the extended time frame between initial occupancy, completion of major construction, and achievement of substantial occupancy.

         Occupancy of Phase III began in July 1997, and construction was still in process as of September 30, 1997, at which time 71% of the units were occupied. Certain operating revenues and expenses of Phase III continued to be capitalized.

         Costs of Acquiring Initial Contracts

         Costs of acquiring initial contracts of Phase I are expected to be recovered from the future contract revenues and are therefore capitalized. These costs capitalized are amortized over the life expectancy of the initial residents, which based on actuarial data, is estimated to be approximately 13 years.

         Costs of acquiring initial contracts for Phase III units were still being incurred as of September 30, 1997, and no amortization of these costs is reflected in these financial statements.

         Development Fee

         The development fee incurred in connection with the development of the Project (Phase I and III, as there was no development fee in Phase II) is amortized on a pro rata basis as admission fee revenue is recognized. Admission fees are being recognized over a 24 month period from the date of move-in for those being received from Return of Capital Contracts. Admission Fees from Traditional contracts are amortized over the expected life of the resident.

C.       Results of Operations

         Admission fees are amortized over a twenty-four month period.

         At the time of initial occupancy, residents are required to make a non-refundable payment to a capital replacement reserve. This payment is reported as income when received by the Partnerships.

         The development fee incurred in connection with the development of the Project (Phase I and Phase III) is amortized on a pro-rata basis and admission fee revenue is recognized.

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

         For construction of Phase III, a 35 unit addition, the partners advanced $7,600,000 and the Partnerships arranged to borrow an additional $1,900,000, for a total of $9,500,000 of available funds. As of September 30, 1997, $3,900,400 has been repaid to the Partners, which includes $363,718 of interest.

         The partners have also advanced $400,000 for initial design of Phase
         IV.

E.       Operating Property

         Operating property includes construction costs in progress. As of September 30, 1997, $8,936,288 of costs had been incurred for Phase III construction in progress and are included in operating property. As of December 31, 1996, $2,665,333 had been incurred for construction of Phase III.

         Also, at September 30, 1997, $102,114 had been incurred for designs of Phase IV; no such costs had been incurred at December 31, 1996.

         As of September 30, 1997, development fees and costs of acquiring initial contracts were being amortized and are reported net of such amortization.

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

         During the nine months ended September 30, 1997, LCS was reimbursed $260,452 for its management services and $244,527 for the nine months ended September 30, 1996. In addition, LCS was reimbursed in the nine months ended September 30, 1997, $450,698 for marketing of Phase III units.

         In the nine months ended September 30, 1997, LCSD was reimbursed $445,443 for development fees and had no such reimbursement in the nine months ended September 30, 1996.

         The partnerships have entered into a construction management agreement with Mullan Contracting Company (Mullan), an affiliate through common ownership of one partner of West Joppa for Phase III.

         In the nine months ended September 30, 1997, Mullan was paid $55,520 of construction management fees, and reimbursed $5,793,349 for construction costs. During the nine months ended September 30, 1996, Mullan was paid $1,400 for construction management fees and reimbursed $49,352 for construction costs.

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

         Subsequent to initial occupancy of each phase, maintenance of and efficient operation of the Project are also critical to the long term success of the Project.

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 212 (177 in Phase I and 35 in Phase III) residential units, and a 50-bed health center. As of September 30, 1997, 173 (98%) of the Phase I residential units have been reserved or occupied; as of September 30, 1996, 167 (94%) of the residential units were sold or occupied.

With regard to Phase III, as of September 30, 1997, 33 of 35 units (94%) have been reserved or occupied. Occupancy began July 21, 1997.

As of September 30, 1997, the project had 118 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

Results of Operations

As of September 30, 1997, 165 units (93%) were occupied and/or paying monthly service fees for Phase I. This occupancy compares to 164 of the units at September 30, 1996, and 163 units (92%) at December 31, 1996. As of September 30, 1997, 25 Phase III units (71%) were occupied and/or paying monthly service fees.

Amortization of non-refundable admission fees decreased because of the decline of move-ins during the 24 months beginning September 30, 1995, compared to the move-ins during the 24 months beginning September 30, 1994. Non-refundable admission fees are amortized over approximately 24 months from date of move-in.

On January 1, 1997, an average 4.8% increase in the monthly service fees became effective. During the nine months ended September 30, 1997, occupancy 92.2% compared to approximately 89% during the same period in 1996. In July occupancy began on Phase III, increasing the total number of residents paying the monthly service fees. These three factors accounted for the increase in monthly service fees for the nine months ended September 30, 1997, compared to the same period in 1996.

Health center revenues declined because of an approximately 4.7% decline in occupancy in the period ended September 30, 1997, compared to the same period in 1996.

Capital reserve fees, which are a one-time payment from new residents related to monthly service fees, increased because of the number of new residents from Phase III and because of the aforementioned increase in the monthly service fees.

Operating expenses decreased slightly in the nine months ended September 30, 1997, compared to the same period in 1996. Marketing expenditures have declined in 1997 as Phase I units are essentially completed and sold and Phase III marketing expenses are being capitalized. Other operating expenses directly related to occupancy and resident services increased according to budgeted and planned amounts.

The income from operations increased from approximately $144,000 at September 30, 1996, to approximately $343,000 in 1997.

Interest income increased because of increased cash balances, both restricted and unrestricted. Interest expense decreased because average bond indebtedness outstanding decreased during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Interest on advances from Partners for construction of Phase III is being capitalized as part of the cost of the expansion.

The net loss decreased from approximately $641,000 at September 30, 1996, to approximately $229,000 at September 30, 1997.

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

In 1993, the construction financing loan of $20,000,000 has been repaid, and in 1995 all of the Partners= advances (which initially totaled $20,000,000) were repaid.

During the first quarter of 1996, an auditorium and miscellaneous additional improvements, totaling approximately $800,000, which was funded by the Partners, was essentially completed.

In 1996 the Partners advanced $1,600,000 for the construction of Phase III.

In 1997 the Partners advanced an additional $6,000,000 for the construction of Phase III and $200,000 for the design of Phase IV. In addition, $1,900,000 of long-term financing in conjunction with Phase III was arranged and borrowed.

During the nine months ended September 30, 1997, the partnership distributed $420,000 of Phase I proceeds from closings, after providing necessary working capital funding as required under the bond documents. In addition, based upon closings of Phase III units, $3,536,682 was repaid on the advances by partners.

The net loss in being funded by the Partners from admission fees due them.

Net cash provided by operating activities increased by approximately $925,000 in the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The net income before depreciation/amortization provided cash of approximately $377,000 in the nine months ended September 30, 1997, compared to a loss of approximately $122,000 in the nine months ended September 30, 1996. The cash provided in nine months of 1997 from admission fees of $867,000 compares to none in 1996; this was offset by a net decline period over period of approximately $370,000 in payables. Changes in other operating assets and liabilities used approximately $441,000.

Net cash used by investing activities was approximately $7,950,000 more in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This change, approximately $7,400,000, was due to the construction in progress for Phase III and the Partners advances and loans to fund Phase III construction. Changes in balances escrowed under the Residency Agreements, net of an increase in health center reserves, explains the rest of the change. During the 1997 period, there was an almost 67% increase in the residents permanently assigned to the health center, which under certain terms of the Residency Agreement, causes their loans to be escrowed.

Net cash provided by financing activities was approximately $6,150,000 more in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Cash from Resident loans was $4,000,000 more in 1997 than in 1996 because of more Phase I and Phase III residents. The partners contributed approximately $843,000 in 1997 compared to a net distribution of $900,000 in 1996 C $1,743,000 total change.

Because of the level of occupancy in Phase I and sales and occupancy of Phase III, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available to successfully complete occupancy of Phase III.

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


                       THE CHESTNUT REAL ESTATE PARTNERSHIP

                       By: BLAKEHURST JOINT VENTURE, a
                           General Partner

                           By:   CHESTNUT VILLAGE, INC.,
                                 General Partner


Date: November 14, 1997     by:   /s/ Stan Thurston
                                 -----------------------------------------------
                                 Stan G. Thurston, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date: November 14, 1997     by:  /s/ Arthur V. Neis
                                 -----------------------------------------------
                                 Arthur V. Neis, Treasurer
                                 (Principal Financial and Accounting Officer)



                   And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP,
                           General Partner

                            By:  ROSEDALE CARE, INC.,
                                 General Partner


Date: November 14, 1997     by:  /s/ T. F. Mullan
                                 -----------------------------------------------
                                 Thomas F. Mullan III, President



Date: November 14, 1997     by:  /s/ J. A. Luetkemeyer, Jr.
                                 -----------------------------------------------
                                 John A. Luetkemeyer, Jr., President

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


                        THE CHESTNUT PARTNERSHIP

                        By:  BLAKEHURST JOINT VENTURE, a
                             General Partner

                             By:  CHESTNUT VILLAGE, INC.,
                                  General Partner

Date: November 14, 1997           by: /s/ Stan Thurston
                                      ------------------
                                      Stan G. Thurston, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 14, 1997           by: /s/ Arthur V. Neis
                                      -------------------
                                      Arthur V. Neis, Treasurer
                                      (Principal Financial and
                                      Accounting Officer)


                   And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General
                           Partner

                                  By: ROSEDALE CARE, INC.,
                                      General Partner

Date: November 14, 1997           by: /s/ T. F. Mullan
                                      -----------------
                                      Thomas F. Mullan III, President

Date: November 14, 1997           by: /s/ J. A. Luetkemeyer, Jr.
                                      ---------------------------
                                      John A. Luetkemeyer, Jr., President

                   And By: THE CHESTNUT REAL ESTATE
                           PARTNERSHIP, General Partner

                                  By: BLAKEHURST JOINT VENTURE, a
                                      General Partner

                                  By: CHESTNUT VILLAGE, INC.,
                                      General Partner

Date: November 14, 1997           by: /s/ Stan Thurston
                                      ------------------
                                      Stan G. Thurston, President


Date: November 14, 1997           by: /s/ Arthur V. Neis
                                      -------------------
                                      Arthur V. Neis, Treasurer