Form 10-K
period 1997-12-31
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1998-03-31
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 33-44980

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

     Title of each class           Name of each exchange on which registered
            None                                      None


Securities registered pursuant to Section 12(g) of the Act:


                                      None
                                (Title of class)

           ---------------------------------------------------------
                                (Title of class)

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

Total pages in this report 56.

Exhibit Index is at page 46.
                                                          Cover Page 1 of 1

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                          1997 Form 10-K Annual Report
                                Table of Contents

                                     PART I

Item  1.    Business......................................................    3

Item  2.    Properties....................................................   14

Item  3.    Legal Proceedings.............................................   14

Item  4.    Submission of Matters to a Vote of Security Holders ..........   14

                                     PART II

Item  5.    Market for the Registrant's Common Equity and
            Related Bondholder Matters....................................   15

Item  6.    Selected Financial Data ......................................   15

Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operation......................................   16

Item  8.    Financial Statements and Supplementary Data ..................   18

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................   18

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............   19

Item 11.    Executive Compensation  ......................................   21

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management................................................   21

Item 13.    Certain Relationships and Related Transactions................   23

                                     PART IV

Item 14.    Exhibits and Financial Statement Schedules....................   26

                                     PART I

Item 1.  Business

         DESCRIPTION OF BUSINESS

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

         The Community is being built in several phases. The first phase of the Community ("Phase I") consists of 177 residential units, a dining room, a clubhouse, and a health care center with 36 comprehensive care beds and 14 domiciliary care units. Cessation of major construction activity associated with Phase I occurred in December 1993. The Community commenced occupancy in late summer 1993 and by December 31, 1993 was 60% occupied; occupancy was 75% at December 31, 1994. Occupancy increased to 87% by December 31, 1995; 92% by December 31, 1996; and 93% by December 31, 1997.

         In Phase II, an auditorium was constructed and renovation of a carriage house occurred in late 1995 and early 1996. The auditorium and renovation were essentially completed in March 1996.

         The Partnership filed with the Maryland Office on Aging, on February 28, 1996, an Application for Preliminary Certificate of Registration for Phase III. The Application was approved on April 30, 1996. Phase III consists of a 35 apartment unit addition, 12 surface garages, 20 under-building parking spaces, an enclosed swimming pool, an exercise room and additional surface parking. Construction began in August 1996 and was scheduled to be completed in August 1997. Some construction, primarily related to tenant improvements, continued as of December 31, 1997. As of December 31, 1996, all 35 apartment units had been reserved by receipt of the Partnership of 10% of the Entrance Payments. At December 31, 1997, 27 of the units were occupied, and 5 more units were reserved. The partners are now beginning to plan a Phase IV, which could consist of up to 65 units.

         As of December 31, 1997, the Community had 118 full-time equivalent employees, an increase in the year of one full-time equivalent employee, none of whom were members of a collective bargaining agreement.

         THE PROJECT

         The residential units are in a six-story building with multiple wings. The adjacent clubhouse includes the dining room, administrative offices, a convenience shop, a library, a billiard room, an arts and crafts studio, an exercise room, a beauty/barber shop, and a woodworking shop. The residential units consist of a mixture of one-bedroom and two-bedroom units. Each unit has complete kitchen facilities with major appliances, individually controlled air conditioning, and heating, carpet, and other amenities, and has been designed with the special physical needs of the elderly in mind. Grab rails are provided in all bathrooms; doors and cabinets are accessible to persons in wheelchairs; and each bedroom and bathroom is equipped with an emergency call system linked to the health care center. In addition, each residential unit is equipped with safety features, such as a sprinkler system and smoke alarm.

         The following table sets forth information with respect to the types of residential units available at the community:


                                                               Estimated
                  Type of Units (Quantity)                    Square Feet

                  One-Bedroom (10)                                 640
                  One-Bedroom Deluxe (30)                          822
                  One-Bedroom Classic (12)                         822
                  One-Bedroom with Den (6)                         900
                  One-Bedroom Custom (17)                          955
                  Two-Bedroom (48)                               1,028
                  Two-Bedroom Classic (5)                        1,028
                  Two-Bedroom Custom (10)                        1,093
                  Two-Bedroom Master (12)                        1,156
                  Two-Bedroom Deluxe (39)                        1,233
                  Two-Bedroom Grand (23)                         1,520

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

         In 1994, the Community began offering a limited number of a second type of Residency Agreement ("Traditional Plan") in addition to its original Residency Agreement ("Return of Capital Plan"). The criteria for admission to the community is identical under either plan. The plans are different as to economic terms and conditions, however. The Traditional Plan requires a lower Entrance Payment for the selected units on which it is offered, than the Entrance Payment under the Return of Capital Plan. The Return of Capital Plan defines a portion of the Entrance Payment received from the new resident as a loan that must be repaid after the resident leaves the Community. The Traditional Plan, however, does not have a loan and limits any refund based on time at the Community--the longer the time in residency, the lower the refund. After 50 months, the Traditional Plan holder does not receive a refund.

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

         Upon termination of the Residency Agreement, the resident's Entrance Costs will be refunded less the greater of (i) the Admission Fee(s) paid by the resident or (ii) an amount equal to two percent of the Entrance Costs per month of occupancy by the resident to a maximum of the Entrance Costs. The refunded portion of the Entrance Costs, if any, will be repaid within 30 days of the date the apartment is reoccupied, but in no event later than 12 months following the date of termination of residency. Traditional contracts are no longer being offered.

         The selected units for which the Traditional Plan was offered are no longer available; during 1997 no Traditional Plans were sold.

         The following table sets forth as of December 31, 1997, information with respect to the ranges of total Entrance Payments for the Return of Capital Plan for the types of residential units offered by the
         Community:


                       First Person Entrance Payments (1)

                                            Range of Entrance Payments (2)
                                            ------------------------------
              Type of Unit (Quantity)           Return of Capital Plan
              -----------------------          -----------------------
              One-Bedroom (10)                  $166,000 -  $166,800
              One-Bedroom Deluxe (30)           $218,700 -  $219,700
              One-Bedroom Classic (12)          $223,200 -  $224,200
              One-Bedroom Custom (17)           $237,900 -  $238,700
              One-Bedroom Den (6)               $251,400 -  $252,200
              Two-Bedroom (48)                  $277,600 -  $278,700
              Two-Bedroom Classic (5)           $284,400 -  $287,500
              Two-Bedroom Custom (10)           $292,300 -  $293,300
              Two-Bedroom Master (12)           $314,500 -  $315,500
              Two-Bedroom Deluxe (39)           $344,000 -  $346,000
              Two-Bedroom Grand (23)            $415,400 -  $419,500

         (1) The Admission Fee is increased by $9,000 for a second resident.

         (2) 90% of the Entrance Payment represents the Residency Loan (Return of Capital Plan); 10% represents the Admission Fee.


         Monthly Service Fee

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

         The following tables set forth as of December 31, 1997 and January 1, 1998, information with respect to the ranges of total Monthly Service Fees for the types of units at the Community, including both apartment phases:


                              Monthly Service Fees

                                      As of Dec. 31, 1997  As of Jan. 1, 1998
                                      -------------------  ------------------
                  Type of Unit        First      Second      First    Second
                   (Quantity)         Person     Person     Person    Person
         -----------------------      -------   ---------  --------   -------

         One-Bedroom (10)              $1,903     $815     $1,979      $848
         One-Bedroom Deluxe (30)       $2,012     $815     $2,092      $848
         One-Bedroom Classic (12)         ---      ---     $2,092      $848
         One-Bedroom Custom (17)       $2,117     $815     $2,202      $848
         One-Bedroom Den (6)              ---      ---     $2,236      $848
         Two-Bedroom (48)              $2,224     $815     $2,313      $848
         Two-Bedroom Classic (5)          ---      ---     $2,408      $848
         Two-Bedroom Custom (10)       $2,365     $815     $2,460      $848
         Two-Bedroom Master (12)          ---      ---     $2,503      $848
         Two-Bedroom Deluxe (39)       $2,581     $815     $2,684      $848
         Two-Bedroom Grand (23)        $2,936     $815     $3,052      $848


         In addition to the Entrance Payments and Monthly Fees, at the time a resident enters into a Residency Agreement, the resident is required to pay a one-time capital reserve fee (the "Capital Reserve Fee") to the Partnership in an amount equal to the then-current Monthly Service Fee. The Capital Reserve Fee is not refundable, and the Partnership is required to use the Capital Reserve Fee for purposes related to the Community.

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

         The primary market area for the Community is the surrounding local area, including Towson, Ruxton, Lutherville, Timonium and northern Baltimore City. Residents at Blakehurst have primarily come from the 16 zip code areas that are within approximately 5 to 10 miles of the Project. Of the 234 residents that have moved into Blakehurst since the community opened in August 1993, 181 (77%) have come from those zip codes.

         The secondary market for the Project is comprised of the rest of the Baltimore, Maryland metropolitan area and the Washington D.C. area. Sixteen (approximately 8%) of the residents that had moved into Blakehurst as of December 31, 1997 originated from this secondary market.

         Consistent with December 1995 and 1996, at December 1997 approximately 16%, (up from 13% at December 31, 1994 and 8% at December 31, 1993) of the residents originated in markets beyond the primary and secondary markets.

         Residents typically sell their homes prior to moving into a retirement community, and may use all or part of the proceeds to pay the entrance fee. Of the 16 zip codes that make up the Project's primary market, 9 had median home values of $150,000 and above in 1997.

         In order to qualify for residence at the Residential Center, prospective residents generally must be at least 62 years of age, be able to care for themselves at the time of occupancy and demonstrate sufficient financial resources to pay the initial entrance payments as well as the required fees, particularly the Monthly Service Fee.

         The monthly service fees established for prospective single residents during 1997 ranged from $22,836 to $35,323 per residential unit on an annualized basis. The approximate weighted average first-person Monthly Service Fee was $27,818 on an annualized basis. To provide for payment of Monthly Service Fees and other expenses associated with independent living, the Partnership would generally require prospective residents to have incomes of two times the annualized Monthly Service Fee. Annual income is defined by Management as total income received in a calendar year by all household members. Therefore, in 1997 Management would generally require residents to demonstrate annual incomes from approximately $45,672 to $70,440 (approximately $55,636 weighted average). Management therefore believes the target age- and income-eligible market consists of those primary market area households over 65 years old with annual incomes of $35,000 and above.

         The income- and age-qualified market for the primary market area is projected by an independent market research firm to increase approximately 9.1% over the next 5-year period.

         Utilizing the above defined potential market available for the Residential Center, both on the basis of 65 years of age and older and 75 years of age and older, the required market penetration rate for the Residential Center to achieve full occupancy is estimated as follows:


                    Estimate of Required Project Penetration
                               Primary Market Area

                                                      Eligible Market   Likely Market
                                                      (65 and older)    (75 and older)
                                                      ---------------   -------------
Estimated age and income of qualified households          15,555             5,893
Less competitive occupied units                            2,054             2,054
                                                        --------         ---------
Qualified households not currently residing in a
   competitive facility (a)                               13,501             3,839
                                                        ========         =========
Project unit occupancy assumed to originate from
   the primary market area (80%)                             170               170
Divided by qualified households not currently
   residing in a competitive facility (a)                 13,501             3,839
                                                        --------         ---------
Required Project Penetration (b)                            1.3%              4.4%
                                                        ========         =========

         (a) Competitive facilities include Broadmead, Edenwald, Glen Meadows (f/k/a Notchcliff), North Oaks, and Oak Crest.

         (b) Required Project Penetration is the percentage of the age and income qualified households the Project will need to draw to achieve functional occupancy, assuming 80% of occupancy will originate from the primary market area.



                          Estimate of Market Saturation

                                               Eligible Market    Likely Market
                                               (65 and older)    (75 and older)
                                               ---------------   --------------

Total units available (a)
    (occupied and unoccupied)
    expected to draw from primary market area         1,759              1,759
Divided by estimated age and income qualified
    households (b)                                   15,555              5,893
                                                  ---------       ------------
Required Market Saturation (c)                        11.3%              29.8%
                                                  =========       ============

         (a) Facilities include Blakehurst, Broadmead, Edenwald, Glen Meadows , North Oaks, and Oak Crest. Based on buyer origins to date, it is expected that about 80% of the Blakehurst units will be filled by households from the primary market area. For this calculation, it is assumed that 70% of the competitor's units will be filled from households from the same primary market area. As discussed in the section "Competition," Oak Crest Village added 197 units in 1997. The increase in Oak Crest Village units represents the change in 1997 experience, and is why the required market saturation increased significantly.

         (b) Income qualified households for Blakehurst residency are those with annual incomes of $35,000 and over. Competitors (especially Glen Meadows) have lower fees and presumably also draw from households earning less than $35,000; therefore, this estimate of the qualified households is considered to be lower than the number actually eligible for the units available.

         (c) Required Market Saturation measures the percentage of the age and income qualified households that will be living in the Project or a competitive facility when all have been fully occupied. Although the market saturation rate for the age 75 and older group indicates that marketing opportunities require moderate success rates, management believes that, based on the estimates of required Project penetration of 1.3% to 4.4% and on the re-marketing experience at similar facilities with which LCS has been involved, the Project will be able to market its remaining unoccupied units.

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

         Those competitive facilities identified are:

                  *        Broadmead
                  *        Edenwald
                  *        Glen Meadows (f/k/a Notchcliff)
                  *        North Oaks
                  *        Oak Crest


         Broadmead. Broadmead opened in 1979, was developed and is owned and managed by the Friends Lifetime Care Center of Baltimore. The project consists of 269 units comprised of studio, one-bedroom, and two-bedroom living units, predominantly single-level/garden apartments, as well as a 95-bed health care center, situated on approximately 80 acres. Residential units were 98% occupied and health care center beds 98% occupied as of December 31, 1997. Broadmead is located in Cockeysville, seven miles north of the Project.

         Entrance fees range from $64,500 to $170,500, with a $20,000 second-person fee, and are refundable on a decreasing scale during the first four years of occupancy. Monthly service fees range from $1,656 to $2,650, with a $994 second-person fee. Residents are entitled to receive up to three meals per day, weekly linen and housekeeping services, utilities, and scheduled transportation. Residents may also receive unlimited nursing care in the on-site health care center should the need arise. Management believes its superior location and service package and the associated higher entrance fees differentiate the Project from Broadmead in the marketplace.

         Edenwald. Edenwald is located in Towson approximately 1.5 miles northeast of Blakehurst. Edenwald is an 18-story high-rise community situated on a 4.5-acre site, and includes 240 independent living units which were approximately 96% occupied as of December 1997. The 116-bed health care center was 86% occupied as of December 1997. The community opened in 1985, and was developed and is owned and managed by the General German Aged People's Home of Baltimore.

         Residents of Edenwald pay both an entrance fee and a monthly fee. Entrance fees currently range from $59,000 to $195,000, with a $15,000 second-person fee, and the refund of those fees declines over time. Monthly service fees range from $1,287 to $2,402, with a $687 second-person fee. Residents receive such services as one meal per day, bi-weekly housekeeping, flat laundry, scheduled transportation, and utilities, as well as unlimited nursing care in the on-site comprehensive care unit nursing center. In-house facilities include a bank, a store, and a beauty/barber shop. Management believes its superior location and service package and the associated higher entrance fees differentiate the Project from Edenwald in the marketplace.

         Glen Meadows (f/k/a Notchcliff). Glen Meadows is located in a rural setting on a 483-acre site in Glen Arm, approximately 10 miles northeast of the Project. The prior project owner, facing financial difficulties resulting from unsuccessful marketing, filed for reorganization under Chapter 11 in 1988. In 1990 Presbyterian Senior Services, Inc. purchased Glen Meadows and appointed EMA Management, Inc. to manage the operations. The 213 independent living units were 86% occupied, and the 31-bed health center was 99% occupied as of December 1997.

         Entrance fees at December 31, 1997 range from $44,100 to $171,300 and are structured with a 100% refund upon resale of the unit. Monthly service fees ranged from $960 to $1,395, with a $400 second-person fee. Included are one meal per day, weekly housekeeping and flat laundry service, utilities, scheduled transportation, and on-site nursing care.

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

         North Oaks. North Oaks is a life-care retirement community located on a 10-acre site in Owings Mills, approximately seven miles southwest of the Project. North Oaks, which was completed in May 1991, consists of 182 one- and two- bedroom independent living units and a 49-bed health care center. Occupancy, which began December 26, 1990, was 96% in the independent living units and 98% in the health care center as of December 1997. North Oaks is owned by affiliates of the Partnership, with LCS providing development and management services.

         Entrance payments for the independent living units under a 90% refundable plan range from $99,000 to $249,600. There is a $5,000 second person entrance fee. As of July 1997, North Oaks discontinued offering a traditional declining refund entrance fee plan. Monthly service fees range from $1,663 to $3,078 with a $761 second-person fee. Residents receive such services as one meal per day, utilities, weekly housekeeping and linen service, scheduled transportation, and planned activities, as well as certain nursing care in the on-site comprehensive and domiciliary care nursing center. In-house facilities include a bank, a convenience store, and beauty/barber shops. Management believes that while the service package at North Oaks is essentially the same as at the Project, the unique location and associated higher entrance fees differentiate the Project from North Oaks in the marketplace.

         Oak Crest Village. Oak Crest Village is a project under construction on 85 acres in Parkville, approximately 7 miles east of Blakehurst. The project opened March 1, 1995, and as of December 31,1997, there were 1,366 independent living apartments built which were 88% occupied. At completion, the project will include 1,528 independent living apartments. Oak Crest has added 197 apartments since December 31, 1996, and will add the remaining 162 apartments during 1998. Senior Campus Living, Inc., who also developed Charlestown in Catonsville, is the developer of Oak Crest Village.

         Entrance fees at the project range from $84,000 to $350,000. Monthly service fees range from $845 to $1,492, with a $401 second-person fee.

         Oak Crest Village opened a 125-unit assisted living facility in 1996. During 1997, they opened a nursing care center with 120 beds. The nursing care center will add an additional 120 beds in late 1998 or early 1999 for a total of 240 beds.

         In addition to the competitive facilities discussed above, Management has identified four other facilities which, while comparable in some respects to the Project, are not considered primary competitors. These comparable facilities are:

                  *        Brightwood
                  *        Charlestown Retirement Home
                  *        Fairhaven
                  *        Roland Park Place

         Brightwood. Brightwood is a condominium project targeted to retirees which opened in January 1991. It is located on a 60-acre site in Lutherville, approximately two miles west of Blakehurst. Brightwood consists of 80 independent living units. As of December 1997, 100% of the units were occupied.

         Maryland National Bank assumed ownership of Brightwood in November 1992 as part of a debt restructuring with developer, MacKenzie and Associates, Inc. EMA Management, Inc., is managing the project as of January 1, 1997.

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

         Charlestown Retirement Home. Charlestown Retirement Home is located approximately 12 miles southwest of Blakehurst in Catonsville. It contains 1,614 independent living units situated on a 120-acre site, and is owned and operated by a non-profit corporation, Charlestown Community, Inc. The community, which opened in 1984, was developed from a former Catholic college and seminary. The apartments were 98% occupied as of December 1997. The on-site health care center, which consists of 270 comprehensive care beds and a 133-unit assisted living center, was 94% occupied as of December 1997.

         Entrance fees as of December 1997 ranged from $48,000 to $307,000 and are fully refundable. Monthly service fees range from $711 to $1,370, with a $400 second-person fee. Residents receive one meal per day, utilities, and scheduled transportation. Nursing care is provided on a fee-for-service basis, with a guarantee to residents of access to the nursing center. Charlestown Retirement Home is not located within the Project's primary market area, and, therefore, is not considered to be a competitor of Blakehurst.

         Fairhaven. Fairhaven is located in Sykesville, approximately 20 miles west of the Project. It was developed and is owned by Episcopal Ministries to the Aging, Inc. and is managed by a subsidiary, EMA Management, Inc. (which also manages Glen Meadows as discussed above). Fairhaven consists of 275 independent living units situated on 300 acres, and was 99% occupied as of December 1997. The on-site health center includes 101 nursing care beds and a 125 beds for Alzheimer's patients, and was 100% occupied as of December 1997.

         As of December 1997, entrance fees under a 50-month declining refund plan range from $55,000 to $220,000, with a $15,000 second-person fee. In January 1993, Fairhaven added a 90% refundable entrance fee plan with entrance fees of $90,750 to $363,000 and a second-person fee of $24,750. Monthly service fees under both plans range from $1,545 to $2,780, with a second-person fee of $1,210. Services include three meals per day, weekly housekeeping and flat laundry, utilities, and scheduled transportation. Unlimited nursing care is provided to Fairhaven residents. Because Fairhaven is not located within the Project's primary market area, it is not considered to be a competitor of Blakehurst.

         Roland Park Place. Located approximately six miles south of the Project is Roland Park Place. This 234-unit community, situated on 9 acres, was developed and is jointly operated by the First English Evangelical Lutheran Church, Inc., the Lutheran Home and Hospital Association and St. Luke Lutheran Health Care, Inc. The community offers both one- and two-bedroom apartments, and occupancy stood at approximately 90% as of December 1997. There are 71 beds in the on-site health care center which were 90% occupied as of December 1997.

         Traditional entrance fees range from $98,500 to $199,000, with a $15,000 second-person fee, refundable on a declining basis during the first five years of occupancy. In 1996, Roland Park Place added a 90% refundable entrance fee plan. Under that plan entrance fees range from $142,700 to $323,300, with a $15,000 second person fee. Monthly service fees under both plans range from $1,968 to $3,606 with a $662 second-person fee. Services include one meal per day, weekly flat laundry, bi-weekly apartment cleaning, utilities and scheduled transportation, as well as unlimited access to the on-site nursing center. Because Roland Park Place is not located within the Project's primary market area, it is not considered to be a competitor of Blakehurst.

         Mercy Ridge. Management is aware of a project in preliminary planning stages for a site within the Blakehurst primary market area. That project, Mercy Ridge, is being planned by Mercy Medical Center and the Roman Catholic Archdiocese of Baltimore. A 30-acre site has been purchased for the project in zip code area 21093 in Timonium, Maryland. The current plans for the facility include a total of 287 apartments in a combination of independent living and assisted living units. Currently the developers are in approval stages. Funding for the project has not been secured. The development of this project is being closely monitored by management. If the project progresses beyond a conceptual stage, and approvals are granted, its impact on the Blakehurst primary market will be carefully assessed.

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


Item 2.  Properties

         Pursuant to the terms of the June 8, 1988 Real Property Contract, as amended, entered into between the Partnership and The Mission Helpers of the Sacred Heart, an order of Catholic Nuns ("Seller"), the Partnership purchased the Property on which the community is being constructed. The Property consists of a parcel of approximately 40.5 acres out of a total of 45 acres owned by the Seller. See "Business - The Project" for a more complete description of the Project.

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

(b)      Holder

         There are 922 Series I Bondholders as of December 31, 1997, and 559 Series II Bondholders as of December 31, 1997.


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


                                          1993              1994               1995                1996              1997
                                      ------------     --------------     ---------------      ------------      ------------
BALANCE SHEET DATA:
Project under development/
      operating property (net)        $ 50,243,451     $   49,024,846     $    47,707,783      $ 48,920,626      $ 54,886,050
                                      ============     ==============     ===============      ============      ============
Funds held in escrow under
   Residency Agreements               $  3,816,344     $    1,426,884     $       137,290      $  1,280,777      $    698,721
                                      ============     ==============     ===============      ============      ============
       Total assets                   $ 56,347,679     $   57,117,049     $    54,710,509      $ 58,029,891      $ 65,103,190
                                      ============     ==============     ===============      ============      ============
Refundable deposits,
   Residency Agreements               $    136,688     $      664,036     $       744,151      $  1,635,717      $  1,070,968
                                      ============     ==============     ===============      ============      ============
Bonds payable                         $ 14,000,000     $   13,940,000     $    13,935,000      $ 13,805,000      $ 13,655,000
                                      ============     ==============     ===============      ============      ============
   Loans from residents               $ 24,848,830     $   32,033,010     $    37,572,750      $ 39,059,790      $ 48,264,400
                                      ============     ==============     ===============      ============      ============
Notes payable to partners             $ 12,791,217     $ 6,872,377 $      $          --        $  1,600,000      $  2,012,258
                                      ============     ==============     ===============      ============      ============
       Total liabilities              $ 55,871,597     $   56,416,627     $    54,941,497      $ 60,596,908      $ 70,985,387
                                      ============     ==============     ===============      ============      ============
       Partners' equity (deficit)     $    476,082     $      700,424     $      (230,988)     $ (2,567,017)     $ (5,882,197)
                                      ============     ==============     ===============      ============      ============

STATEMENT OF OPERATIONS DATA:
   Total revenues                     $    686,020     $    3,980,861     $     7,666,447      $  7,560,999      $  7,945,839
                                      ============     ==============     ===============      ============      ============
   Operating expenses                 $    210,144     $    3,130,068     $     7,527,620      $  7,219,031      $  7,501,988
                                      ============     ==============     ===============      ============      ============
       Net income (loss)              $    475,876     $      224,342     $    (1,281,390)     $   (736,029)     $   (395,180)
                                      ============     ==============     ===============      ============      ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overall Financial Condition. Sustained, stabilized occupancy is a key determinate of overall financial success of the Community, together with successful expansion which realizes the economies of scale. The Community's Phase I consists of 177 residential apartment units and a 50-bed health center. As of December 31, 1997, 167 of the residential units (94.4%) had been reserved or occupied. During 1997, occupancy of residential units averaged 92.3%

During 1997, emphasis was placed on move-ins and reselling and closing 12 of the 20 units in Phase I that became available due to attrition, and closing 8 units for the first time. Because of attrition, net occupancy increased 2 units in 1997. At December 31, 1997, there are 7 units sold pending closing.

During 1996 the working capital funds of $1,350,000, as required by the Bond documents, were established and the Phase II activities completed. Phase II consisted of an auditorium addition and a renovation of a carriage house, both of which provide more common areas.

In late 1995, the Partnership began the development of Phase III - a 35-unit expansion. Regulatory approval was obtained in April 1996 and reservations in the form of refundable deposits of Admission Fees were accepted. Occupancy of Phase III began in late July 1997, and at December 31, 27 units were occupied. As of December 31, 1997, 32 of the Phase III units were either reserved or occupied.

The overall impact of Phase III will be to substantially increase the net operating revenue without substantially increasing certain fixed operating costs.

Distributions to the partners were made from the proceeds of closing Phase III units, and closings of the remaining previously unsold Phase I units and from net attrition income.

Results of Operations. Occupancy began in late August, 1993. Occupancy increased from 133 units (75%) at December 31, 1994, to 154 units (87%) at December 31, 1995, to 163 units (92%) at December 31, 1996, to 165 units (93%) at December 31, 1997.

In 1997 total revenues increased 5%, even though apartment service fees revenue increased almost 8%. The apartment service fee revenue increased because of a fee increase of 5% effective January 1, 1997, and because the average number of units occupied increased approximately 3%. Health Center revenues decreased slightly in 1997 by 2% compared to 1996 Health Center revenues because of a decline in average occupancy, increase in permanent assignments whose rate is less than market, which were offset by a rate increase of approximately 5% effective July 1, 1997. The amortization of non-refundable admission fees declined to offset a portion of these increases. The amortization declined due to fewer move-ins in 1997 when compared to 1996.

Total operating expenses increased 4% in 1997 compared to 1996 because of an increase in cost of resident care and dietary and plant related expenditures. Such operating expenses increased because of an average increase in occupancy of 3% and overall inflationary cost increases.

Net interest expense declined as cash reserves required under the Residency Agreements grew substantially.

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

Scheduled repayment of Series I and II Bonds began in 1995, during which $65,000 of principal was paid to the bondholders; in 1996, $130,000 of principal was paid; in 1997, $150,000 of principal was paid.

Also during 1995, Advances Payable to Partners in the amount of $6,872,377 were paid. These advances from the Partners had been received in conjunction with the original financing in 1992. During 1994, $5,918,840 of Advances Payable to Partners had been repaid. As of December 31, 1995, there were no Advances Payable to Partners.

All of the repayment of the construction loan and Advances Payable to Partners was ultimately funded by Residency Loans. The majority of the capital expenditures are made from Residency Loans.

During 1995, the Partners made capital contributions of $349,978 towards the construction of the auditorium and renovation of a carriage house (Phase II), which is complete.

Phase III expansion, described under Item 1, is estimated to cost approximately $10,600,000, which includes the construction management fee to Mullan and development fee to LCSD. To fund the expansion, the Partners obtained permanent parity debt financing of $1,900,000 and resident loans and fees of $8,700,000. Construction period financing is being provided by the West Joppa Road Limited Partnership (WJR) and Life Care Services Corporation (LCS) in the total amount of $7,600,000.

During 1996 the Partnership distributed $1,600,000 to the Partners after working capital reserve requirements of $1,350,000 as defined in the bond documents were established.

The Partners advanced $1,600,000 to the Partnerships in 1996 in connection with Phase III. During 1997, the Partners advanced $6,000,000 for the construction of Phase III, and received distributions of $2,920,000. At December 31, 1997, $2,012,258 of such advances were still owed to the Partners.

During 1997, the Partners also funded $400,000 towards the beginning design work for Phase IV.

Net cash provided by operating activities in 1997 improved approximately $615,000. Major contributing factors to this were:

         *    Better operating results due to increased occupancy
              and control of expenses                                 $ 341,000

         *    Change in operating assets and liabilities               (101,000)

         *    Increase in Admission fees due to more move-ins,
              primarily in Phase III                                    351,000

Net cash provided by operating activities in 1996 improved approximately $775,000, compared to 1995. Admission Fees received declined substantially due to fewer move ins, offset by better operating results.

Net cash used in investing activities in 1997 increased significantly, essentially because of these major contributing factors:

         *    Phase III expansion and move-ins.                      (7,668,000)

         *    Increase in health center reserves due to increased
              permanent assignments                                  (1,453,000)

         *    Change in funds escrowed under residency agreements     1,726,000

In 1996, the substantial increase in net cash used in investing activities relates primarily to much lower capital expenditures in 1995 compared to 1994. In 1995, the auditorium addition was the major capital expenditure, and was funded by the Partners.

Net cash provided by financing activities increased approximately $6,100,000 in 1997, compared to 1996, because of new resident loans of $6,261,000 (net change) associated with the initial occupancy of Phase III.

Net cash provided by financing activities increased in 1996 compared to 1995, primarily because of the commencement of financing activities and receipt of escrowed funds from prospective residents, all related to Phase III.

Because occupancy of Phase I units continues to now exceed 90%, the introduction of new residency agreement types in 1994 and 1997, the occupancy and sales of Phase III, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available.

The long-term success of the project is, however, ultimately dependent upon marketing of substantially all available units and health center beds, maintaining adequate levels of occupancy, and operating the Project efficiently.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This recognition could result in a system failure or miscalculations causing disruptions of operations. Among other things, this problem could lead to a temporary inability to process transactions, send invoices, or engage in similar normal business transactions.

The Partners are addressing the Year 2000 Issue with the third-party providers of certain computing, communications, and administrative services, as well as its significant suppliers of services and products to determine the extent to which the Company is vulnerable to those parties' failure to remediate their own Year 2000 Issue. In certain instances it has received indemnity from losses which may arise from failure to address these issues. The Partners do not presently believe that third-party Year 2000 Issues will have a material adverse effect on the Partnership. However, there can be no guarantee that the systems of other companies on which the Partnership's operations or systems rely will be timely remediated or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Partnership.


Item 8.  Financial Statements and Supplementary Data

See pages 27 through 45 for financial statement information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

GENERAL PARTNERS

Blakehurst Joint Venture (BJV). BJV is an Iowa general partnership formed December 16, 1991, for the sole purpose of holding partnership interests in the Partnership and the Real Estate Partnership. The general partners of BJV are Chestnut Village, Inc. (Chestnut Village) and Wellmark Holdings, Inc. (Wellmark Holdings). Wellmark, f/k/a Prime Holdings, Inc., changed its name on May 23, 1997. Both Chestnut Village and Wellmark Holdings were formed for the sole purpose of acting as general partners of BJV.

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

The directors and executive officers of Chestnut Village are as follows:

Stan G. Thurston, age 51, has served as a director and President and Chief Executive Officer of Chestnut Village since February, 1990. He has also served as a director and the President and Chief Operating Officer of LCS since 1990, being named CEO in March, 1995. He is a director, President, and CEO of Holdings. Mr. Thurston joined LCS in 1977 as project development manager, was promoted to Vice President in 1979, and was responsible for managing LCS's nationwide development until February of 1987. From then until 1990, Mr. Thurston served as Vice President-Operations Management.

Stephen J. Hoover, age 47, has served as the Secretary of Chestnut since March of 1995, and has been a director and Secretary for LCS and Holdings since March, 1995; Mr. Hoover is a director of Holdings. Mr. Hoover joined LCS as Project Development Manager in 1984 and was promoted to Senior Project Development Manager in 1986. Mr. Hoover was named Vice President/Director of Development in 1987 and Senior Vice President of Marketing and Sales in 1991. Prior to 1984, Mr. Hoover served with The Weitz Company, Inc. as Project Engineer (1976), Construction Manager (1977), Project Manager (1978), and Senior Project Manager
(1981).

Arthur V. Neis, age 57, a Certified Public Accountant, has served as the Treasurer and Chief Financial Officer of Chestnut Village since February 1988, and has been the Treasurer and Chief Financial Officer of Holdings, LCS and Weitz since 1987. He has been a director of Holdings since March 1995. Mr. Neis joined Weitz in 1986 as Controller. Prior to that, Mr. Neis was the Controller of Fru-Con Corporation, a construction company located in St. Louis, Missouri.

Edward R. Kenny, age 42, has served as the Senior Vice President of Chestnut Village since April 1990, and has been the Senior Vice President of LCS, responsible for operations management since April 1990. He has been a director of Chestnut Village and Holdings since March 1995. Mr. Kenny joined LCS in 1979 as administrator-in-training, was promoted to administrator in 1980, and regional administrator in 1985 before being named Director of Operations Management in 1987.

Mary Harrison, age 47, has served as a director and Vice President of Chestnut Village since March of 1995, and has been a Vice President/Director of Operations Management of LCS since 1992. Ms. Harrison joined LCS in 1981 as administrator-in-training and was promoted to administrator in 1983. In 1985, she was promoted to regional administrator and acquired responsibility for overseeing the various home health agencies affiliated with LCS. Ms. Harrison became an assistant director of operations management in 1990 and was promoted to Director of Operations Management in 1991.

All members of the Board of Directors of each of Chestnut Village, LCS, and Holdings are elected by the stockholders of such companies at the annual stockholders' meeting for a term of one year; all of the officers of each of Chestnut Village, LCS, and Holdings are appointed by the directors of such companies at the annual directors' meeting and serve for a term of one year.

Wellmark Holdings, Inc. Wellmark Holdings is an Iowa corporation and direct, wholly-owned subsidiary of Wellmark, Inc. (WI), an Iowa corporation. The directors of Wellmark Holdings are David N. Southwell, C. Craig Hennesy, and Richard C. Anderson, all residents of Des Moines, Iowa.

Mr. Hennesy, age 53, has been a director of Wellmark Holdings since December 1991. Mr. Hennesy has also served as Group Vice President, Administrator of WI. From 1987 to April 1989, Mr. Hennesy was Senior Vice President, Internal Operations for WI; from 1989 to 1997, he was COO of WI.

Richard C. Anderson, age 45, is director of Wellmark Holdings. He also serves as the CFO and treasurer of WI, since 1997, prior to which he was Senior Vice President, Finance Division of WI since November 1983. Mr.Anderson was Treasurer of Wellmark Holdings from December 1991 until 1997.

David N. Southwell, age 46, is a director and President since October 1997 of Wellmark Holdings. He also serves as Group Vice President, Financial Operations and Services for WI, to which he was named in August. Prior to joining WI, Mr. Southwell was CFO of the University of Michigan Health Systems, having held various financial and operating positions there since June 1973.

Jeffery W. Nelson, age 37, serves as Wellmark Holdings Secretary since May 1997. He also serves as WI's general counsel since November 1995, having previously been the assistant counsel since January 1995. Prior to that Mr. Nelson was Assistant General Counsel to Lincoln National Corporation from June 1985 to January 1995.

Scott A. Froyen, age 38, serves as Wellmark Holdings Treasurer since May 1997. He is also the Vice President, Controller of WI since June 1996. Prior to that he held various positions within the treasury/accounting functions of WI since November 1987.

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

Thomas F. Mullan, III, age 54, serves as President and Treasurer of Rosedale Care, Inc. and has served in such capacities since Rosedale Care, Inc.'s formation in December 1991. Mr. Mullan served as the Chairman and Chief Executive Officer of both The Mullan Contracting Company, Inc. and Mullan Enterprises, Inc. for the past six years, and owns 51% of the common stock of Mullan Enterprises, Inc.

Norman W. Wilder, age 37, is Vice President and Secretary of Rosedale Care, Inc. and President and Treasurer of Mullan Enterprises, Inc. Mr. Wilder has served as the Chief Financial Officer of Rosedale Care, Inc. since December

1991 and other Mullan Enterprises, Inc. affiliates since June 1991. Prior to June 1991, Mr. Wilder was employed by the accounting firm of Wolpoff & Co. for five years.

Directors of all of Rosedale Care, Inc., The Mullan contracting Company, Inc., and Mullan Enterprises, Inc. are each elected by the stockholders of such companies to serve for a term of one year; officers are appointed by the directors of such companies and serve for a term of one year.

Continental Care, Inc. Continental Care is a Maryland Subchapter S corporation formed in 1985 for the purpose of acting as a corporate general partner of West Joppa Road Limited Partnership in connection with the Project. John A. Luetkemeyer, Jr., age 56, and J. Mark Schapiro, age 54, are the two directors of Continental Care.

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

Following this transaction, and as of December 31, 1997, the following table sets forth certain information as to the number of shares of common stock of Holdings owned by (i) each person who is known by Holdings to own beneficially 5% or more of the Holdings common stock, (ii) each director of Holdings, and
(iii) all directors and officers of Holdings as a group. As of such date, there were 38,842 shares of Holdings common stock outstanding. Holdings common stock was the only class of voting securities of Holdings outstanding.

                                        Amount and Nature           Percent
Name and Address (2)             of Beneficial Ownership (1)(4)     of Class
--------------------             ------------------------------     --------

Stan G. Thurston, Director                     20,330 (3)             51.8%
President & CEO

Stephen J. Hoover, Director                    16,338 (3)             41.7%
Senior Vice President of
Marketing & Sales

                                        Amount and Nature           Percent
Name and Address (2)             of Beneficial Ownership (1)(4)     of Class
--------------------             ------------------------------     --------

Arthur V. Neis, Director                       14,530  (3)           37.0%
Treasurer & CFO

Edward R. Kenny, Director                      13,923  (3)           35.5%
Senior Vice President/Operations
Management

Mary J. Harrison, Director                     13,587  (3)           34.6%
Vice President/Director of
Operations Management

LCS Holdings, Inc.                             12,611                32.1%
Employee Stock Ownership Plan
c/o Bankers Trust, N.A., Trustee
665 Locust
Des Moines, IA  50309

Joseph M. Brucella, Director                      963                 2.5%
Vice President/Director of
Operations Management

Malcolm K. Booher, Director                     1,327                 3.4%
Vice President/Director of
Operations Management

Rick W. Exline, Director                        1,025                 2.6%
Vice President/Director of
Operations Management

Lise Everly, Director                               0                   0%
Director of Human Resources

Kent C. Larson, Director                        1,176                 3.0%
Vice President/Director of
Project Development

Joseph A. Martin, Director                      1,316                 3.4%
Vice President/Director of
Operations Management

Edward J. Nichols, Director                       970                 2.5%
Director of Finance & Property
Development

Richard L. Seibert, Director                      909                 2.3%
Director of Corporate
Marketing/Consulting

Terrance M. Ward, Director                      1,124                 2.9%
Vice President/Director of
Occupancy Development

All Officers and Directors
as a group (14 persons)                        37,074  (3)           94.5%



(1) Except as otherwise indicated, each shareholder has sole power to vote and to dispose of all of the Holdings common stock listed opposite their name.

(2) Address is c/o LCS Holdings, Inc., 800 Second Avenue, Suite 200, Des Moines, Iowa 50309, unless otherwise noted.

(3) Includes 12,611 shares held by the LCS Holdings, Inc. Employee Stock Ownership Plan over which the individual shares voting power and investment power as a member of the ESOP Committee for the Plan.

(4) All directors participate in a Director Stock Compensation Plan which has granted each the right to exercise an option for up to 150 shares of stock of LCS Holdings, Inc. at a price per share that is less than the fair market value at the date of the grant. Such options expire March 31, 2004.

The following table sets forth as of December 31, 1996, certain information as to the number of shares of non-voting preferred stock of Holdings owned by (i) each person who is known by Holdings to own beneficially five percent (5%) or more of the Holdings preferred stock, (ii) each director of Holdings, and (iii) all directors and officers of Holdings as a group. As of such date there were 20,000 shares of Holdings preferred stock outstanding and the Holdings non-voting preferred stock outstanding was the only class of equity security of Holdings outstanding other than shares of Holdings common stock referenced above.

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

During 1997, Holdings redeemed all of the preferred stock held by Essex Meadows, Inc.


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

Mullan Contracting Company, an affiliate of Rosedale Care, Inc., is the construction manager for Phase II, now completed, and Phase III, now underway. Mullan Contracting is to receive a fixed fee and reimbursements of $371,571, of which $33,029 was earned in 1997, $94,794 in 1996, and $25,001 in 1995, plus reimbursement of certain costs. The contract contains a guaranteed maximum cost and general conditions guarantee, together with a provision for sharing any savings.

Developer. The Partnership retained LCS to assist it in the initial development of the Project. Under the terms of the Development Agreement, the Partnership agreed to pay LCS a Phase I development fee (the "Development Fee") consisting of 4.75% of the total Project costs, excluding certain costs, as budgeted prior to construction and approved by LCS and the Partnership. Additionally, the Partnership has agreed to reimburse LCS for certain out-of-pocket costs incurred by LCS in the performance of the Development Agreement. Such Development Agreement was completely paid in 1993.

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

In October 1996 the Development Agreement was further amended (Amendment #2) with regard to Phase III. The Amendment #2 provides that Life Care Services Development Corporation, a subsidiary of LCS, shall provide development services for Phase III, receiving a total fee of $585,000, which was paid in 1997. The Amendment #2 also eliminated any development fee being paid to Rosedale Care, Inc., or Continental Care, Inc.

Manager. The Partnership has retained LCS to manage the Project on a day-to-day basis. LCS's management services include all aspects of the operation. In 1997, 1996, and 1995, LCS was paid a management fee of $371,291, $333,194, and $293,882 respectively.

In 1996, LCS loaned $1,600,000 to the Partnership, for construction of Phase
III. In 1997, it loaned an additional $3,000,000 to the Partnership for the Phase III, all of which earned interest at the applicable federal rate of 7.03%.

BJV - West Joppa. The Partners had advanced to the Partnership a total of $6,872,377 as of December 31, 1994, which funds were used to defray certain development, marketing and other costs of the initial Project. All such advances were repaid in 1995.

In 1996 and 1997, West Joppa loaned the Partnership $1,600,000 and $3,000,000 respectively for the construction of Phase III, at the applicable federal rate of 7.03%.

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

                                     PART IV

                                                                        Page No.

Item 14. Exhibits and Financial Statement Schedules

(a)      Documents Filed as a Part Hereof

         (1)  Separate and Combined Financial Statements - The
              Chestnut Real Estate Partnership and The Chestnut
              Partnership

              Report of Independent Auditors                               27

              Separate and Combined Balance Sheets, December 31, 1997
              and 1996                                                     28

              Separate and Combined Statements of Operations for the
              years ended December 31, 1997, 1996, and 1995                30

              Separate and Combined Statements of Partner's Equity
              (Deficit) for the years ended December 31, 1997, 1996,
              and 1995                                                     33

              Separate and Combined Statements of Cash Flows for the
              years ended December 31, 1997, 1996, and 1995                34

              Notes to Financial Statements                                37

         (2)  Exhibits. The Exhibits listed on the Index to
              Exhibits appearing on page                                   46


(b)      Reports on Form 8-K

         None

COOPERS                                      Coopers & Lybrand L.L.P.
& LYBRAND                                    a professional services firm

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
The Chestnut Real Estate Partnership
  and The Chestnut Partnership:

We have audited the accompanying separate and combined balance sheets of The Chestnut Real Estate Partnership (a general partnership) and The Chestnut Partnership (a general partnership) as of December 31, 1997 and 1996, the related separate and combined statements of operations, statements of partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these separate and combined financial statements based on our audits.

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

In our opinion, the separate and combined financial statements referred to above present fairly, in all material respects, the financial position of The Chestnut Real Estate Partnership and The Chestnut Partnership as of December 31, 1997 and 1996, the results of their operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                   /s/ Coopers & Lybrand L.L.P.


Des Moines, Iowa
February 20,1998

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED BALANCE SHEETS
DECEMBER 31, 1997

                                                                                              THE CHESTNUT
                                                                        THE CHESTNUT           REAL ESTATE              COMBINED
                                                                         PARTNERSHIP           PARTNERSHIP            PARTNERSHIPS
                ASSETS
Current assets:
        Cash and Cash Equivalents                                       $  1,242,588                                  $  1,242,588
        Accounts receivable                                                  258,317                                       258,317
        Prepaid expenses and other                                           307,057                                       307,057
        Assets whose use is limited or restricted - Under bond
                indenture agreements, held by trustee                        398,426                                       398,426
                                                                        ------------                                  ------------
                Total current assets                                       2,206,388                                     2,206,388

Assets whose use is limited or restricted:
        Under bond indenture agreements, held by trustee                   1,888,017                                     1,888,017
        Under residency agreements, held in escrow                           698,721                                       698,721
        Health Center reserves                                             2,149,560                                     2,149,560
        Phase III and IV construction funds                                  888,670                                       888,670

Operating property, at cost                                                  672,690           $ 54,193,360             54,866,050
Costs of acquiring initial contracts                                       1,541,209                                     1,541,209
Deferred bond financing costs                                                864,575                                       864,575
                                                                        ------------           ------------           ------------
                Total assets                                            $ 10,909,830           $ 54,193,360           $ 65,103,190
                                                                        ============           ============           ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
        Bonds payable, current portion                                  $    155,000                                  $    155,000
        Note payable, current portion                                         37,524                                        37,524
        Accounts payable                                                     270,639                                       270,639
        Accrued expenses                                                     274,590                                       274,590
        Accrued property taxes                                               144,013                                       144,013
        Accrued interest payable                                             233,538                                       233,538
        Advances payable                                                     282,257                                       282,257
        Refundable deposits, residency agreements                            823,628                                       823,628
                                                                        ------------                                  ------------
                Total current liabilities                                  2,221,189                                     2,221,189

Construction costs payable                                                   194,578                                       194,578

Refundable deposits, escrowed                                                247,340                                       247,340

Bonds payable, less current portion                                       13,500,000                                    13,500,000

Note payable, less current portion                                         1,862,476                                     1,862,476

Loans from residents                                                      48,264,400                                    48,264,400

Advances payable to partners and affiliates                                2,012,258                                     2,012,258

Deferred revenues from admission fees                                      2,683,146                                     2,683,146

Equity in deficit of The Chestnut Partnership                                                  $ 60,075,557
                                                                        ------------           ------------           ------------
        Total liabilities                                                 70,985,387             60,075,557             70,985,387

Commitments and contingencies

Partners' deficit                                                        (60,075,557)            (5,882,197)            (5,882,197)
                                                                        ------------           ------------           ------------
        Total liabilities and partners' deficit                         $ 10,909,830           $ 54,193,360           $ 65,103,190
                                                                        ============           ============           ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED BALANCE SHEETS
DECEMBER 31, 1996

                                                                                       THE CHESTNUT
                                                                      THE CHESTNUT      REAL ESTATE         COMBINED
                                                                      PARTNERSHIP       PARTNERSHIP       PARTNERSHIPS
                ASSETS
Current assets:
        Cash and cash equivalents                                     $  1,394,227                        $  1,394,227
        Accounts receivable                                                197,444                             197,444
        Prepaid expenses and other                                         274,133                             274,133
        Assets whose use is limited or restricted:
                Under bond indenture agreements, held by trustee           393,293                             393,293
                Under letter of credit agreements, held in escrow           57,874                              57,874
                                                                      ------------                         ------------
                        Total current assets                             2,316,971                           2,316,971

Assets whose use is limited or restricted:
        Under bond indenture agreements, held by trustee                 1,591,297                           1,591,297
        Under residency agreements, held in escrow                       1,280,777                           1,280,777
        Health Center reserves                                             751,627                             751,627
        Phase III construction funds                                       555,721                             555,721

Operating property, at cost                                                305,421      $ 48,615,205        48,920,626
Costs of acquiring initial contracts                                     1,701,335                           1,701,335
Deferred bond financing costs                                              911,537                             911,537
                                                                      ------------      ------------      ------------
                        Total assets                                  $  9,414,686      $ 48,615,205      $ 58,029,891
                                                                      ============      ============      ============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
        Bonds payable, current portion                                $    150,000                        $    150,000
        Accounts payable                                                   149,151                             149,151
        Accrued expenses                                                   213,581                             213,581
        Accrued property taxes                                             142,485                             142,485
        Accrued interest payable                                           235,595                             235,595
        Refundable deposits, residency agreements                          743,167                             743,167
                                                                      ------------                        ------------
                        Total current liabilities                        1,633,979                           1,633,979
Construction costs payable                                               1,703,277                           1,703,277
Refundable deposits, escrowed                                              892,550                             892,550
Bonds payable, less current portion                                     13,655,000                          13,655,000
Loans from residents                                                    39,059,790                          39,059,790
Advances payable to partners and affiliates                              1,600,000                           1,600,000
Deferred revenues from admission fees                                    2,052,312                           2,052,312
Equity in deficit of The Chestnut Partnership                                           $ 51,182,222
                                                                      ------------      ------------      ------------
                        Total liabilities                               60,596,908        51,182,222        60,596,908

Commitments and contingencies

Partners' deficit                                                      (51,182,222)       (2,567,017)       (2,567,017)
                                                                      ------------      ------------      ------------
        Total liabilities and partners' deficit                       $  9,414,686      $ 48,615,205      $ 58,029,891
                                                                      ============      ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                          THE CHESTNUT
                                                          THE CHESTNUT     REAL ESTATE        COMBINED
                                                          PARTNERSHIP      PARTNERSHIP      PARTNERSHIPS
Revenues:
        Amortization of nonrefundable admission fees      $   872,056                       $   872,056
        Apartment revenues                                  5,026,884                         5,026,884
        Health Center revenues                              1,878,191                         1,878,191
        Capital reserve fees                                  139,328                           139,328
        Other revenue                                          29,380                            29,380
        Income from The Chestnut Partnership                               $   839,566
                                                          -----------      -----------      -----------
                Total revenues                              7,945,839          839,566        7,945,839
                                                          -----------      -----------      -----------
Operating expenses:
        Development fee amortization                          217,731                           217,731
        General and administrative                          1,676,116                         1,676,116
        Resident care                                       1,605,357                         1,605,357
        Dietary                                             1,332,802                         1,332,802
        Plant                                                 872,543                           872,543
        Housekeeping                                          355,606                           355,606
        Depreciation and amortization                         207,088        1,234,746        1,441,834
                                                          -----------      -----------      -----------
                Total expenses                              6,267,243        1,234,746        7,501,989
                                                          -----------      -----------      -----------
                        Income (loss) from operations       1,678,596         (395,180)         443,850
                                                          -----------      -----------      -----------
Other income (expense):
        Interest income                                       422,604                           422,604
        Interest expense                                   (1,261,634)                       (1,261,634)
                                                          -----------                       -----------
                                                             (839,030)                         (839,030)
                                                          -----------      -----------      -----------
                                Net income (loss)         $   839,566      $  (395,180)     $  (395,180)
                                                          ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                          The Chestnut
                                                          The Chestnut     Real Estate        Combined
                                                          Partnership      Partnership      Partnerships
Revenues:
        Amortization of nonrefundable admission fees      $   895,120                       $   895,120
        Apartment revenues                                  4,663,281                         4,663,281
        Health Center revenues                              1,917,684                         1,917,684
        Capital reserve fees                                   50,304                            50,304
        Other revenue                                          34,610                            34,610
        Income from The Chestnut Partnership                               $   483,601
                                                          -----------      -----------      -----------
                Total revenues                              7,560,999          483,601        7,560,999
                                                          ===========      ===========      ===========
Operating expenses:
        Development fee amortization                          226,129                           226,129
        General and administrative                          1,671,803                         1,671,803
        Resident care                                       1,450,840                         1,450,840
        Dietary                                             1,283,991                         1,283,991
        Plant                                                 814,717                           814,717
        Housekeeping                                          338,769                           338,769
        Depreciation and amortization                         213,152        1,219,630        1,432,782
                                                          -----------      -----------      -----------
                Total expenses                              5,999,401        1,219,630        7,219,031
                                                          -----------      -----------      -----------
                        Income (loss) from operations       1,561,598         (736,029)         341,968
                                                          -----------      -----------      -----------
Other income (expense):
        Interest income                                       246,019                           246,019
        Interest expense                                   (1,324,016)                       (1,324,016)
                                                          -----------                       -----------
                                                           (1,077,997)                       (1,077,997)
                                                          -----------      -----------      -----------
                                Net income (loss)         $   483,601      $  (736,029)     $  (736,029)
                                                          ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                          THE CHESTNUT
                                                          THE CHESTNUT     REAL ESTATE        COMBINED
                                                          PARTNERSHIP      PARTNERSHIP      PARTNERSHIPS
Revenues:
        Amortization of nonrefundable admission fees      $ 1,878,879                       $ 1,878,879
        Apartment revenues                                  3,920,710                         3,920,710
        Health Center revenues                              1,740,580                         1,740,580
        Capital reserve fees                                   92,642                            92,642
        Other revenue                                          33,636                            33,636
        Loss from The Chestnut Partnership                                 $   (70,280)
                                                          -----------      -----------      -----------
                Total revenues                              7,666,447          (70,280)       7,666,447
                                                          -----------      -----------      -----------
Operating expenses:
        Development fee amortization                          700,458                           700,458
        General and administrative                          1,835,051                         1,835,051
        Resident care                                       1,330,434                         1,330,434
        Dietary                                             1,179,834                         1,179,834
        Plant                                                 762,368                           762,368
        Housekeeping                                          295,214                           295,214
        Depreciation and amortization                         213,151        1,211,110        1,424,261
                                                          -----------      -----------      -----------
                Total expenses                              6,316,510        1,211,110        7,527,620
                                                          -----------      -----------      -----------
                        Income (loss) from operations       1,349,937       (1,281,390)         138,827
                                                          -----------      -----------      -----------
Other income (expense):
        Interest income                                       232,282                           232,282
        Interest expense                                   (1,652,499)                       (1,652,499)
                                                          -----------                       -----------
                                                           (1,420,217)                       (1,420,217)
                                                          -----------      -----------      -----------
                                Net loss                  $   (70,280)     $(1,281,390)     $(1,281,390)
                                                          ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       THE CHESTNUT
                                                     THE CHESTNUT      REAL ESTATE        COMBINED
                                                     PARTNERSHIP       PARTNERSHIP      PARTNERSHIPS
Balance, January 1, 1995                            $(47,092,819)     $    700,424      $    700,424
Net loss                                                 (70,280)       (1,281,390)       (1,281,390)
Transfer of project under development assets to
        The Chestnut Real Estate Partnership            (594,505)
Contributions from partners                              349,978           349,978           349,978
                                                     -----------          --------          --------
Balance, December 31, 1995                           (47,407,626)         (230,988)         (230,988)

Net income (loss)                                        483,601          (736,029)         (736,029)
Transfer of project under development assets to
        The Chestnut Real Estate Partnership          (2,658,197)
Distributions to partners                             (1,600,000)       (1,600,000)       (1,600,000)
                                                     -----------          --------          --------
Balance, December 31, 1996                           (51,182,222)       (2,567,017)       (2,567,017)

Net income (loss)                                        839,566          (395,180)         (395,180)
Transfer of project under development assets to
        The Chestnut Real Estate Partnership          (6,812,901)
Distributions to partners                             (2,920,000)       (2,920,000)       (2,920,000)
                                                    ------------      ------------      ------------
Balance, December 31, 1997                          $(60,075,557)     $ (5,882,197)     $ (5,882,197)
                                                    ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                          THE CHESTNUT
                                                                         THE CHESTNUT      REAL ESTATE         COMBINED
                                                                         PARTNERSHIP       PARTNERSHIP       PARTNERSHIPS
Cash flows from operating activities:
        Net income (loss)                                                $    839,566      $   (395,180)     $   (395,180)
        Adjustments to reconcile net income to net cash provided by operating activities:
                        Depreciation                                                          1,234,746         1,234,746
                        Other amortization                                    207,088                             207,088
                        Amortization of nonrefundable admission fees         (872,056)                           (872,056)
                        Amortization of development fees                      217,731                             217,731
                        Admission fees received                             1,502,890                           1,502,890
                        Partnership income                                                     (839,566)
                        Change in operating assets and liabilities:
                                Accounts receivable                           (60,873)                            (60,873)
                                Prepaid expenses and other                    (32,924)                            (32,924)
                                Accounts payable                              121,488                             121,488
                                Accrued expenses                               60,480                              60,480
                                                                         ------------      ------------      ------------
                        Net cash provided by operating activities           1,983,390              --           1,983,390
                                                                         ------------      ------------      ------------
Cash flows from investing activities:
        Decrease in funds escrowed under residency agreements                 582,056                             582,056
        Additions to operating property:
                Construction in progress                                   (6,746,184)                         (6,746,184)
                Other additions                                              (651,717)                           (651,717)
        Decrease in construction payable                                   (1,508,699)                         (1,508,699)
        Increase in Phase III and IV construction funds                      (332,949)                           (332,949)
        Increase in assets held by trustee                                   (301,853)                           (301,853)
        Decrease in funds escrowed under letter of credit agreement            57,874                              57,874
        Increase in Health Center reserves                                 (1,397,933)                         (1,397,933)
                                                                         ------------      ------------      ------------
                        Net cash used in investing activities             (10,299,405)             --         (10,299,405)
                                                                         ------------      ------------      ------------
Cash flows from financing activities:
        Distributions to partners                                          (2,920,000)                         (2,920,000)
        Proceeds from partner and affiliate advances                        6,400,000                           6,400,000
        Repayment of partner and affiliate advances                        (5,987,742)                         (5,987,742)
        Change in advances payable                                            282,257                             282,257
        Refunds of resident loans, advance fees and deposits               (2,796,075)                         (2,796,075)
        Proceeds from loans from residents and refundable deposits         11,435,936                          11,435,936
        Proceeds from note payable                                          1,900,000                           1,900,000
        Principal payments on bonds                                          (150,000)                           (150,000)
                                                                         ------------      ------------      ------------
                        Net cash provided by financing activities           8,164,376              --           8,164,376
                                                                         ------------      ------------      ------------
                                Net decrease in cash                         (151,639)                           (151,639)
Cash and cash equivalents, beginning of year                                1,394,227                           1,394,227
                                                                         ------------      ------------      ------------
Cash end cash equivalents, end of year                                   $  1,242,588      $       --        $  1,242,588
                                                                         ============      ============      ============

Supplemental disclosure of cash flow information:
 Interest paid during the year was $1,879,493, of which interest capitalized during the year was $465,802.

Supplemental schedule of noncash investing activities:
 For the year ended December 31,1997, The Chestnut Partnership transferred $6,812,901 of project under development assets to The Chestnut Real Estate Partnership.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE        COMBINED
                                                                         PARTNERSHIP      PARTNERSHIP      PARTNERSHIPS
Cash flows from operating activities:
        Net income (loss)                                                $   483,601      $  (736,029)     $  (736,029)
        Adjustments to reconcile net income to net cash provided by operating activities:
                        Depreciation                                                        1,219,330        1,219,630
                        Other amortization                                   213,152                           213,152
                        Amortization of nonrefundable admission fees        (895,120)                         (895,120)
                        Amortization of development fees                     226,129                           226,129
                        Admission fees received                            1,151,840                         1,151,840
                        Partnership income                                                   (483,601)
                        Change in operating assets and liabilities:
                                Accounts receivable                           73,054                            73,054
                                Prepaid expenses and other                    22,977                            22,977
                                Accounts payable                              41,767                            41,767
                                Accrued expenses                              50,913                            50,913
                                                                         -----------      -----------      -----------
                        Net cash provided by operating activities          1,368,313             --          1,368,313
                                                                         -----------      -----------      -----------
Cash flows from investing activities:
        Increase in funds escrowed under residency agreements             (1,143,487)                       (1,143,487)
        Additions to operating property                                   (2,663,023)                       (2,663,023)
        Increase in construction payable                                   1,647,558                         1,647,558
        Increase in Phase III construction funds                            (555,721)                         (555,721)
        Increase in assets held by trustee                                   (26,319)                          (26,319)
        Decrease in funds escrowed under letter of credit agreement           51,823                            51,823
        Decrease in Health Center reserves                                    54,863                            54,863
                                                                         -----------      -----------      -----------
                        Net cash used in investing activities             (2,634,306)            --         (2,634,306)
                                                                         -----------      -----------      -----------
Cash flows from financing activities:
        Distributions to partners                                         (1,600,000)                       (1,600,000)
        Proceeds from partner and affiliate advances                       1,600,000                         1,600,000
        Changes in advances payable                                         (190,153)                         (190,153)
        Refunds of resident loans, advance fees and deposits              (3,361,071)                       (3,361,071)
        Proceeds from loans from residents and refundable deposits         5,739,677                         5,739,677
        Principal payments on bonds                                         (130,000)                         (130,000)
                                                                         -----------      -----------      -----------
                        Net cash provided by financing activities          2,058,453             --          2,058,453
                                                                         -----------      -----------      -----------
                                Net increase in cash                         792,460                           792,460
Cash and cash equivalents, beginning of year                                 601,767                           601,767
                                                                         -----------      -----------      -----------
Cash and cash equivalents, end of year                                   $ 1,394,227      $      --        $ 1,394,227
                                                                         ===========      ===========      ===========


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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
SEPARATE AND COMBINED FINANCIAL STATEMENTS.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                         THE CHESTNUT
                                                                         THE CHESTNUT     REAL ESTATE        COMBINED
                                                                         PARTNERSHIP      PARTNERSHIP      PARTNERSHIPS
Cash flows from operating activities:
        Net loss                                                         $   (70,280)     $(1,281,390)     $(1,281,390)
        Adjustments to reconcile net income to net cash provided by operating activities:
                        Depreciation                                                        1,211,110        1,211,110
                        Other amortization                                   213,151                           213,151
                        Amortization of nonrefundable admission fees      (1,878,879)                       (1,878,879)
                        Amortization of development fees                     700,458                           700,458
                        Admission fees received                            1,789,800                         1,789,800
                        Partnership loss                                                       70,280
                        Change in operating assets and liabilities:
                                Accounts receivable                         (101,066)                         (101,066)
                                Prepaid expenses and other                   (73,723)                          (73,723)
                                Accounts payable                             (33,503)                          (33,503)
                                Accrued expenses                              47,821                            47,821
                                                                         -----------      -----------      -----------
                        Net cash provided by operating activities            593,779             --            593,779
                                                                         -----------      -----------      -----------
Cash flows from investing activities:
        Decrease in funds escrowed under residency agreements              1,289,594                         1,289,594
        Additions to operating property                                     (594,505)                         (594,505)
        Increase in assets held by trustee                                   (39,612)                          (39,612)
        Increase in funds escrowed under letter of credit agreement           (5,330)                           (5,330)
        Increase in Health Center reserves                                  (627,030)                         (627,030)
                                                                         -----------      -----------      -----------
                        Net cash provided by investing activities             23,117             --             23,117
                                                                         -----------      -----------      -----------
Cash flows from financing activities:
        Repayment of partner advances                                     (6,872,377)                       (6,872,377)
        Contributions from partners                                          349,978                           349,978
        Change in advances payable                                           (82,845)                          (82,845)
        Refunds of resident loans, advance fees and deposits                (575,165)                         (575,165)
        Proceeds from loans from residents and refundable deposits         6,195,020                         6,195,020
        Principal payments on bonds                                          (65,000)                          (65,000)
                                                                         -----------      -----------      -----------
                        Net cash used in financing activities             (1,050,389)            --         (1,050,389)
                                                                         -----------      -----------      -----------
                                Net decrease in cash                        (433,493)                         (433,493)
Cash and cash equivalents, beginning of year                               1,035,260                         1,035,260
                                                                         -----------      -----------      -----------
Cash and cash equivalents, end of year                                   $   601,767      $      --        $   601,767
                                                                         ===========      ===========      ===========


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

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS:

ORGANIZATION: The separate and combined financial statements include The Chestnut Real Estate Partnership (the "Real Estate Partnership") and its 98% owned subsidiary The Chestnut Partnership (the "Partnership"). Both the Real Estate Partnership and the Partnership are general partnerships. The Real Estate Partnership is owned 50% by Blakehurst Joint Venture (the "Venture") and 50% by West Joppa Road Limited Partnership ("West Joppa"). The Venture is owned by Chestnut Village, Inc., ("Chestnut Village") and Wellmark Holdings, Inc. (formerly known as Prime Holdings, Inc.). The Venture and West Joppa own the remaining 2% of the Partnership.

The Real Estate Partnership was formed to hold title to property which is being developed for use as a life care facility under the terms of an operating and use agreement with the Partnership.

The Real Estate Partnership and the Partnership are hereinafter referred to as the "Partnerships". The Partnerships were formed to develop, own and operate a life care community to be called Blakehurst Retirement Community (the "Community") in the Towson area of Baltimore County, Maryland. The Community contains a total of 177 residential apartment units, 14 domiciliary care units, and 36 comprehensive care beds. Because the Partnerships have common ownership and do not have independent operating activities, the accompanying financial statements present the separate and combined statements of the Partnerships.

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

In 1995-96, an auditorium was added, and a carriage house was renovated, providing more common areas for the residents. In 1996, construction began on a separate 35-apartment unit wing expansion (known as Phase III), which was not yet complete at December 31, 1997. Phase III also includes construction of a core tower, additional parking facilities and other amenities.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED:

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

The Partnership has also capitalized operating revenues, net of costs (except for admission fees and capital reserve fees) for Phase III from July 1997 (when initial Phase III-related resident occupancy commenced) through December 31, 1997 in the amount of $98,992. The Phase III portion of the Community had not reached substantial occupancy at December 31, 1997.

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

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED:

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

2. RELATED PARTY TRANSACTIONS:

The Partnerships have agreements with Life Care Services Development Corp. ("LCSD") and Life Care Services Corporation ("LCS"), affiliates through common ownership of Chestnut Village, for development and for management of the Community, respectively. LCSD administers planning, development, financing and marketing functions for the Partnership expansion. LCS also has been retained to supervise the day-to-day operations of the Community.

The Partnerships entered into a construction management agreement with Mullan Contracting Company ("Mullan"), an affiliate through common ownership of one partner of West Joppa, for Phases II and III.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

2. RELATED PARTY TRANSACTIONS, CONTINUED:

In 1997, $585,000 was paid to LCSD for Phase III development fees. There were no fees incurred under the development agreements in 1996 and 1995. Management fees of $371,291, $333,194 and $293,882 were paid to LCS during 1997, 1996 and 1995, respectively. Additionally, LCS has funded Community costs incurred and is subsequently reimbursed by the Partnership.

At December 31, 1997, advances payable to LCS were $282,257. Mullan earned a construction management fee of $33,029, $94,794 and $25,001 in 1997, 1996 and 1995, respectively.

At December 31, 1996, a total of $1,600,000 had been advanced to the Partnership by LCS and West Joppa in connection with Phase III and will be repaid at the time residents move into Phase III. During the Phase III construction throughout 1997, an additional $6,000,000 was advanced to the Partnership by LCS and West Joppa at the applicable federal interest rate of 7.03%. The Partnership repaid $5,987,742 of these advances during 1997 which resulted in remaining advances to the partners of $1,612,258 at December 31, 1997. The Partnership paid and capitalized $398,445 in interest to the cost of Phase III construction project during the year ended December 31, 1997.

Additionally, at December 31, 1997, a total of $400,000 had been advanced to the Partnership by LCS and West Joppa in connection with the initial development activities for Phase IV at the applicable federal interest rate of 7.03%.

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

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

3. RESIDENCY AGREEMENTS, CONTINUED:

The admission fees are deposited in an escrow account and will be released to the Partnership after various contractual and regulatory requirements have been met. The liability for refundable deposits of $823,628 and $743,167 at December 31, 1997 and 1996, respectively, includes the admission fees plus interest due to residents and prospective residents.

Coincident with the marketing of Phase III which began in 1996, admission fees have been received and deposited in an escrow account, to be released when the newly constructed units are occupied. At December 31, 1997 and 1996, respectively, the remaining liability for Phase III refundable deposits was $247,340 and $892,500.

The funds held in escrow under residency agreements at December 31, 1997 and 1996 which are the result of admission fees received plus interest are invested primarily in money market funds.

The Return of Capital Plan residency agreement also provides that the resident will, upon occupancy, make a loan to the Partnership. These loans are collateralized by a deed of trust on the real estate subject to certain permitted encumbrances, including the revenue bonds referred to in Note 7. The loans will be repaid upon the earlier of reoccupancy of the unit or 12 months after termination of the residency agreement, 30 years from the date of the loan agreement, or such other date as the resident and the Partnership may agree. The loans are subject to interest; however, the Partnership will receive revenue in the form of an annual fee from the residents in the same amount. These interest payments have no effect on the financial statements, and are offset in the accompanying financial statements. The outstanding loans totaled $47,616,113 and $38,004,000 at December 31, 1997 and 1996, respectively.

The Traditional Plan residency agreement requires the payment of an entrance fee (admission fee plus entrance cost) prior to the occupancy of a unit. Upon termination of the Traditional Plan residency agreement, a calculated portion of the entrance costs may be repaid. At December 31, 1997 and 1996, such refundable entrance costs equaled $648,287 and $1,055,790, respectively and are included in loans from residents.

Other funds held in escrow are being released to the Partnership for general use upon the occurrence of certain events relating to the completion of the Community. These amounts are valued at cost which approximates market.

The State of Maryland requires that an operating reserve be established in the amount of 15% of operating expenses excluding depreciation and amortization. The required $910,000 and $868,000 is included in cash and cash equivalents as of December 31, 1997 and 1996, respectively.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

4. OPERATING PROPERTY:

Upon Community completion in August, 1994, costs previously recorded as project under development were classified as operating property. A summary of these costs as of December 1997 and 1996, follows:

                                                                   1997            1996
Land                                                           $ 6,178,644     $ 6,178,644
Land improvements                                                1,016,100       1,016,100
Buildings and fixed equipment                                   34,860,399      34,859,420
Equipment and furnishings                                        2,728,239       2,662,500
Other costs including accumulated start-up
        loss through August 1994 of $816,404                     6,906,772       6,321,772
Phase 111 and IV construction in progress                        9,411,517       2,665,333
                                                               -----------     -----------
                                                                61,101,671      53,703,769

Less accumulated depreciation of $3,792,103 and $2,864,564
        and accumulated amortization of $2,443,517 and
        $1,918,579, respectively                                 6,235,621       4,783,143
                                                               -----------     -----------
                                                               $54,866,050     $48,920,626
                                                               ===========     ===========


5. ASSETS WHOSE USE IS LIMITED UNDER BOND INDENTURE AGREEMENTS:

Assets whose use is limited that are required for obligations classified as current liabilities are reported in current assets. Funds held by bond trustees represent those assets (cash, cash equivalents, U.S. government securities and interest receivable) which are encumbered by covenants in revenue bond indentures. These assets are classified as held to maturity and are carried at cost which approximates market. The only investment not a cash equivalent is a one-year Treasury Bill maturing in April 1998 and which is being held to maturity. Amortized cost of $1,617,434 approximates market. The use of these funds is restricted to the payments of obligations arising from bond issues. The specific accounts provided for in the indentures and held by the bond trustees are as follows:

FUND                                                     1997           1996

Debt Service Reserve Fund                            $ 1,888,017    $ 1,591,297
Bond Fund                                                213,266        218,380
Construction Fund                                                            42
Real Estate Tax Reserve Fund                             185,160        174,871
Less funds held by trustee classified as current        (398,426)      (393,293)
                                                     -----------    -----------
                                                     $ 1,888,017    $ 1,591,297
                                                     ===========    ===========

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

6. LETTER OF CREDIT AGREEMENTS:

The Partnership obtained a bank letter of credit for $98,900 in 1993. At December 31, 1996, no borrowings were outstanding on this letter, and it was collateralized by certificates of deposits totaling $57,874. On October 6, 1997, the letter of credit was canceled and the collateral was returned to the Partnership.

7. LONG-TERM DEBT:

A summary of the Partnership's long-term debt at December 31, 1997 and 1996 is as follows:

                                                                                       1997            1996
 9.5% Blakehurst Retirement Community 1992 Series I Mortgage Bonds, due in
      varying semi-annual installments beginning November 1, 1995 through
      November 1, 2022, collateralized by a mortgage on the land, buildings and fixtures constituting the Community and also by an interest in the equipment and other personal property of, and the revenues to be generated by the Community, shared equally and ratably with the Series
      II Bonds. The debt is guaranteed by the Real Estate Partnership.            $  7,815,000    $  7,895,000

8.75% Blakehurst Retirement Community 1992 Series II
      Mortgage Bonds, due in varying semi-annual installments
      beginning November 1, 1995 through May 1, 2022,
      collateralized by a mortgage on the land, buildings and
      fixtures constituting the Community and also by an interest in the equipment and other personal property of, and the
      revenues to be generated by the Community, shares equally
      and ratably with the Series I Bonds. The debt is
      guaranteed by the Real Estate Partnership.                                     5,840,000       5,910,000
                                                                                  ------------    ------------
                                                                                    13,655,000      13,805,000
Less current portion                                                                   155,000         150,000
                                                                                  ------------    ------------
                                                                                  $ 13,500,000    $ 13,655,000
                                                                                  ============    ============

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

7. LONG-TERM DEBT, CONTINUED:

Scheduled principal repayments on long-term debt are as follows:

          1998           $   155,000
          1999               175,000
          2000               190,000
          2001               215,000
          2002               230,000
          Later years     12,690,000
                         -----------
                         $13,655,000
                         ===========

The 1992 Series I and II Mortgage Bonds are subject to redemption without premium or penalty by the Partnership prior to their stated maturity at a redemption price equal to principal plus accrued interest to the date of redemption.

8. NOTE PAYABLE:

During 1997, the Partnership received proceeds in the amount of $1,900,000 from a bank for permanent parity debt financing (including a mortgage on the land, buildings and fixtures constituting the Community) relative to the Phase III expansion which is guaranteed by the following related parties: LCS Holdings, Inc., Life Care Services Corporation, Home Health Care Services Corporation, and The Chestnut Real Estate Partnership. The loan bears interest at a variable rate which is equal to the sum of 3.0% per annum plus the LIBOR rate (the interest rate was 8.75% at December 31, 1997). The Partnership paid and capitalized $67,357 in interest to the cost of the Phase III construction project during the year ended December 31, 1997.

THE CHESTNUT REAL ESTATE PARTNERSHIP AND
THE CHESTNUT PARTNERSHIP

NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED

8. NOTE PAYABLE, CONTINUED:

Scheduled principal repayments on this loan are as follows:

        1998           $   37,524
        1999               40,297
        2000               45,107
        2001               49,065
        2002               58,359
        Thereafter      1,669,648
                       ----------
                       $1,900,000
                       ==========


9. COMMITMENTS AND CONTINGENCIES:

The realization of the costs of the Community is ultimately dependent upon the sale of the remaining units, and occupancy of the Community.

Maintenance and efficient operation of the Community are also critical to the long-term success of the Community.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

The carrying value of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The investment in a U.S. government security is valued based on quoted market prices (see Note 5). Based on the borrowing rates currently available to the Partnership's debt with similar terms and average maturities, the fair value of the bonds is $14,600,000. The redemption price to the Partnership as of December 31, 1997 is 100% or $13,655,000.

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

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
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

  10.6.4 Form of Domiciliary Care Residency Agreement with addendum, July 29, 1993 (2)

  10.6.5 Residency Agreement for Traditional Plan, dated November 1, 1993 and approved for use in late summer, 1994 (2)

  10.6.55  Residency Agreement for Traditional Plan, dated April 25, 1996
           (3)

  10.7     Form of Assignment of Rights to Repayments between
           Resident/Assignor and Assignee. (1)

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
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

  10.10 Form of Indemnity Deed of Trust and Security Agreement from The Chestnut Real Estate Partnership to ________________, as trustee. (1)

  10.11 Form of Subordination Agreement from ______________, as trustee, to Boatmen's National Bank of Des Moines, as Trustee and The Sumitomo Trust & Banking Co., Ltd. - New York Branch.
           (1)

  10.12 Health Center Resident Loans Escrow Agreement between The Chestnut Partnership and _____________, as Escrow Agent. (1)

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
           (3)

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
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

  10.20.1 March 31, 1992, letter from Atec Associates, Inc. to Life Care Services Corporation regarding Removal of Underground Fuel Storage Tanks. (1)

  10.21 Construction Contract dated August 6, 1991, between The Chestnut Partnership and Marcor of Maryland, Inc. (1)

  10.22    Retail Lease Agreement dated February 2, 1990, between
           Cockney's Tavern Partnership and Life Care Services
           Corporation, as amended. (1)

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
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

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
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

  10.47 Term Loan Agreement dated July 3, 1997, between Norwest Bank Iowa, N.A., and The Chestnut Partnership. (4)

 Exhibit                                                                   Page
   No.                    Description of Exhibit                            No.
 -------                  ----------------------                           ----
  10.47.1  $1,900,000 Term Loan dated July 3, 1997, between Norwest Bank
           Iowa, N.A., and The Chestnut Partnership. (4)

  10.47.2 Guaranty Agreement dated July 3, 1997, between Norwest Bank Iowa, N.A., and The Chestnut Partnership, Life Care Services Corporation and Home Health Care Services Corporation. (4)

  10.47.3 Indemnity Deed of Trust and Security Agreement dated July 3, 1997, between The Chestnut Real Estate Partnership and Norwest Bank Iowa, N.A. (4)

  10.50 Joint Venture Agreement of the Blakehurst Joint Venture dated December 16, 1991, entered into by and between Chestnut Village, Inc. and Prime Holdings, Inc. (1)

  10.52 Indemnity Agreement dated as of March 11, 1992, among The Chestnut Partnership, The Chestnut Real Estate Partnership, Mullan-North Oaks Limited Partnership, Life Care Services Corporation and North Oaks Properties, Inc. (1)

  10.53 Construction Management Agreement with Mullan Contracting Company, entered into July, 1994 (2)

  27.1     Financial Data Schedule - The Chestnut Partnership (5)           53

  27.2     Financial Data Schedule - The Chestnut Real Estate               54
           Partnership (5)


----------

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

(2) Incorporated by reference from the Registrant's Form 10-K, December 31, 1994, previously filed with the Commission.

(3) Incorporated by reference from the Registrant's Form 10-K, December 31, 1996, previously filed with the Commission.

(4) Incorporated by reference from the Registrant's Form 10-Q, June 30, 1997, previously filed with the Commission.

(5)      Filed herewith.

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


                                   THE CHESTNUT REAL ESTATE PARTNERSHIP

                                   By: BLAKEHURST JOINT VENTURE, a
                                       General Partner

                                       By: CHESTNUT VILLAGE, INC.,
                                           General Partner


Date: March 27, 1998                   by: /s/ Stan G. Thurston
                                           ---------------------
                                           Stan G. Thurston, President and Chief
                                           Executive Officer


Date: March 27, 1998                   by: /s/ Arthur V. Neis
                                           -------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


                                   And By: THE WEST JOPPA ROAD LIMITED
                                           PARTNERSHIP, General Partner

                                           By:  ROSEDALE CARE, INC.,
                                                General Partner


Date:  March 27, 1998                      by:  /s/ T. F. Mullan
                                                -----------------
                                                Thomas F. Mullan III, President



Date: March 27, 1998                       by:  /s/ J. A. Luetkemeyer, Jr.
                                                ---------------------------
                                                John A. Luetkemeyer, Jr.,
                                                President

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

                                   THE CHESTNUT PARTNERSHIP

                                   By:  BLAKEHURST JOINT VENTURE, a
                                        General Partner

                                        By:  CHESTNUT VILLAGE, INC.,
                                             General Partner


Date: March 27, 1998                    by:  /s/ Stan G. Thurston
                                             ----------------------
                                             Stan G. Thurston, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: March 27, 1998                    by:  /s/ Arthur V. Neis
                                             -------------------
                                             Arthur V. Neis, Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

                                   And By:  THE WEST JOPPA ROAD LIMITED
                                            PARTNERSHIP, General Partner

                                            By:  ROSEDALE CARE, INC.,
                                                 General Partner


Date: March 27, 1998                        by:  /s/ T. F. Mullan
                                                 -----------------
                                                 Thomas F. Mullan III, President



Date: March 27, 1998                        by:  /s/ J. A. Luetkemeyer, Jr.
                                                 ---------------------------
                                                 John A. Luetkemeyer, Jr.,
                                                 President

                                   And By:  THE CHESTNUT REAL ESTATE
                                            PARTNERSHIP, General Partner

                                            By:  BLAKEHURST JOINT VENTURE, a
                                                 General Partner

                                            By:  CHESTNUT VILLAGE, INC.,
                                                 General Partner


Date: March 27, 1998                        by:  /s/ Stan G. Thurston
                                                 ---------------------
                                                 Stan G. Thurston, President and
                                                 Chief Executive Officer


Date: March 27, 1998                        by:  /s/ Arthur V. Neis
                                                 -------------------
                                                 Arthur V. Neis, Treasurer