Form 10-Q
period 1998-03-31
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1998-05-15
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL PERIOD ENDED March 31, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ to ___________________
                        Commission File Number: 33-44980

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date N/A

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                      INDEX


                                                                       Page
Part I         FINANCIAL INFORMATION

Item 1         Financial Statements

               The Chestnut Real Estate Partnership
               and The Chestnut Partnership

               o    Separate and Combined Balance Sheets,
                    March 31, 1998 and December 31, 1997                 3

               o    Separate and Combined Statement of
                    Operations,  for the three months ended
                    March 31, 1998 and March 31, 1997                    5

               o    Separate and Combined Statements of Partner's
                    Equity (Deficit) for the three months ended
                    March 31, 1998 and March 31, 1997                    7

               o    Separate and Combined Statement of Cash Flow,
                    for the three months ended March 31, 1998
                    and March 31, 1997                                   8

               o    Notes to Financial Statements                       10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14


PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                        16
Item 6         Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                              17


THE CHESTNUT REAL ESTATE PARTNERSHIP                            -                MARCH 31, 1998                -
    AND THE CHESTNUT PARTNERSHIP                                                      The
SEPARATE AND COMBINED BALANCE SHEETS                               The             Chestnut
                                                                 Chestnut         Real Estate         Combined
             (UNAUDITED)                                        Partnership       Partnership       Partnerships
                                                                ------------      ------------      ------------
              ASSETS
Current assets:
     Cash and cash equivalents                                  $  1,360,941      $       --        $  1,360,941
     Accounts receivable                                             202,898              --             202,898
     Prepaid expenses and other                                      301,307              --             301,307
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                 796,789              --             796,789
        Under letter of credit agreement, held in escrow                   0              --                   0
                                                                ------------      ------------      ------------
           Total current assets                                    2,661,935              --           2,661,935

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                    1,703,949              --           1,703,949
   Under residency agreements, held in escrow                        740,339              --             740,339
   Health Center reserves                                          1,737,720              --           1,737,720
   Phase III and IV construction funds                               647,614              --             647,614

Operating property, at cost, net of depreciation                     672,690        54,078,260        54,750,950
Costs of acquiring intitial contracts, net of amortization         1,501,177              --           1,501,177
Deferred bond financing costs, net of amortization                   852,302              --             852,302
                                                                ------------      ------------      ------------
           Total assets                                         $ 10,517,726      $ 54,078,260      $ 64,595,986
                                                                ============      ============      ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                             $    155,000      $       --        $    155,000
     Notes payable, current portion                                   37,524              --              37,524
     Accounts payable                                                130,873              --             130,873
     Accrued expenses                                                227,094              --             227,094
     Accrued property taxes                                          227,819              --             227,819
     Accrued interest payable                                        583,567              --             583,567
     Advances payable                                                606,978              --             606,978
     Refundable deposits, residency agreements                       997,678              --             997,678
                                                                ------------      ------------      ------------
           Total current liabilities                               2,966,533              --           2,966,533

Construction costs payable                                           150,770              --             150,770
Bonds payable, less current portion                               13,500,000              --          13,500,000
Loan Payable                                                       1,862,476              --           1,862,476
Loans from residents                                              49,802,470              --          49,802,470
Advances payable to partners                                         400,000              --             400,000
Refundable deposits, escrowed                                        158,320              --             158,320
Deferred revenues from admission fees                              2,659,986              --           2,659,986
Equity in deficit of the Chestnut Partnership                           --          60,982,829              --

Commitments and Contingencies
                                                                ------------      ------------      ------------
           Total liabilities                                      71,500,555        60,982,829        71,500,555
Partners' equity (deficit)                                       (60,982,829)       (6,904,569)       (6,904,569)
                                                                ------------      ------------      ------------
           Total liabilities and partners' equity (deficit)     $ 10,517,726      $ 54,078,260      $ 64,595,986
                                                                ============      ============      ============



 THE CHESTNUT REAL ESTATE PARTNERSHIP                           -              December 31, 1997               -
     AND THE CHESTNUT PARTNERSHIP                                                    The
 SEPARATE AND COMBINED BALANCE SHEETS                              The             Chestnut
                                                                 Chestnut         Real Estate         Combined
                                                                Partnership       Partnership       Partnerships
                                                                ------------      ------------      ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $  1,242,588      $       --        $  1,242,588
     Accounts receivable                                             258,317              --             258,317
     Prepaid expenses and other                                      307,057              --             307,057
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                 398,426              --             398,426
        Under letter of credit agreement, held in escrow                   0              --                   0
                                                                ------------      ------------      ------------
           Total current assets                                    2,206,388              --           2,206,388

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                    1,888,017              --           1,888,017
   Under residency agreements, held in escrow                        698,721              --             698,721
   Health Center reserves                                          2,149,560              --           2,149,560
   Phase III and IV constuction funds                                888,670              --             888,670

Operating property, at cost, net of depreciation                     672,690        54,193,360        54,866,050
Costs of acquiring intitial contracts, net of amortization         1,541,209              --           1,541,209
Deferred bond financing costs, net of amortization                   864,575              --             864,575
                                                                ------------      ------------      ------------
           Total assets                                         $ 10,909,830      $ 54,193,360      $ 65,103,190
                                                                ============      ============      ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                             $    155,000      $       --        $    155,000
     Notes payable, current portion                                   37,524              --              37,524
     Accounts payable                                                270,639              --             270,639
     Accrued expenses                                                274,590              --             274,590
     Accrued property taxes                                          144,013              --             144,013
     Accrued interest payable                                        233,538              --             233,538
     Advances payable                                                282,257              --             282,257
     Refundable deposits, residency agreements                       823,628              --             823,628
                                                                ------------      ------------      ------------
           Total current liabilities                               2,221,189              --           2,221,189

Construction costs payable                                           194,578              --             194,578
Bonds payable, less current portion                               13,500,000              --          13,500,000
Loan Payable                                                       1,862,476              --           1,862,476
Loans from residents                                              48,264,400              --          48,264,400
Advances payable to partners                                       2,012,258              --           2,012,258
Refundable deposits, escrowed                                        247,340              --             247,340
Deferred revenues from admission fees                              2,683,146              --           2,683,146
Equity in deficit of the Chestnut Partnership                           --          60,075,557              --

Commitments and Contingencies
                                                                ------------      ------------      ------------
           Total liabilities                                      70,985,387        60,075,557        70,985,387

Partners' equity (deficit)                                       (60,075,557)       (5,882,197)       (5,882,197)
                                                                ------------      ------------      ------------
           Total liabilities and partners' equity (deficit)     $ 10,909,830      $ 54,193,360      $ 65,103,190
                                                                ============      ============      ============

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                              For the quarter ended
                                 March 31, 1998

                                   (UNAUDITED)

                                                                          The
                                                         The            Chestnut
                                                       Chestnut        Real Estate        Combined
                                                      Partnership      Partnership      Partnerships
                                                      -----------      -----------      -----------
Revenues:
     Amortization of nonrefundable admission fees     $   270,150      $      --        $   270,150
     Apartment service fees                             1,312,784             --          1,312,784
     Health Center revenues                               514,905             --            514,905
     Capital reserve fees                                  24,423             --             24,423
     Other revenue                                          3,877             --              3,877
     Income from The Chestnut Partnership                    --            125,544             --
                                                      -----------      -----------      -----------
        Total revenues                                  2,126,139          125,544        2,126,139
                                                      -----------      -----------      -----------

Operating expenses:
     Development fee amortization                          83,028             --             83,028
     General and administrative                           579,969             --            579,969
     Resident care                                        404,160             --            404,160
     Dietary                                              317,596             --            317,596
     Plant                                                194,028             --            194,028
     Housekeeping                                          98,660             --             98,660
     Depreciation and amortization                         52,305          309,780          362,085
                                                      -----------      -----------      -----------
                                                        1,729,745          309,780        2,039,525
                                                      -----------      -----------      -----------

        Income (loss) from operations                     396,394         (132,372)          86,614
                                                      -----------      -----------      -----------

Other income (expense)
     Interest income                                       92,623             --             92,623
     Interest expense                                    (311,609)            --           (311,609)
                                                      -----------      -----------      -----------
                                                         (218,986)            --           (218,986)
                                                      -----------      -----------      -----------
        Net income (loss)                             $   177,408      $  (132,372)     $  (132,372)
                                                      ===========      ===========      ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                             For the quarter ended
                                 March 31, 1997

                                   (UNAUDITED)
                                                                           The
                                                         The            Chestnut
                                                       Chestnut        Real Estate       Combined
                                                      Partnership      Partnership      Partnerships
                                                      -----------      -----------      -----------
Revenues:
     Amortization of nonrefundable admission fees     $   188,671      $      --        $   188,671
     Apartment service fees                             1,233,434             --          1,233,434
     Health Center revenues                               466,249             --            466,249
     Capital reserve fees                                  20,142             --             20,142
     Other revenue                                          4,511             --              4,511
     Income from The Chestnut Partnership                    --            165,512             --
                                                      -----------      -----------      -----------
        Total revenues                                  1,913,007          165,512        1,913,007
                                                      -----------      -----------      -----------

Expenses:
     Development fee amortization                          45,637             --             45,637
     General and administrative                           408,048             --            408,048
     Resident care                                        385,974             --            385,974
     Dietary                                              320,369             --            320,369
     Plant                                                202,058             --            202,058
     Housekeeping                                          83,938             --             83,938
     Depreciation and amortization                         53,288          307,267          360,555
                                                      -----------      -----------      -----------
                                                      $ 1,499,312      $   307,267      $ 1,806,579
                                                      -----------      -----------      -----------

        Income (loss) from operations                     413,695         (141,755)         106,428
                                                      -----------      -----------      -----------

Other income (expense)
     Interest income                                       77,732             --             77,732
     Interest expense                                    (325,915)            --           (325,915)
                                                      -----------      -----------      -----------
                                                         (248,183)               0         (248,183)
                                                      -----------      -----------      -----------
        Net income (loss)                                 165,512         (141,755)        (141,755)
                                                      ===========      ===========      ===========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 For the three month period ended March 31, 1998
                      and the year ended December 31, 1997
                                 (UNAUDITED)

                                                                        The
                                                       The           Chestnut
                                                    Chestnut        Real Estate         Combined
                                                   Partnership      Partnership       Partnerships
                                                  ------------      ------------      ------------
     Balance, December 31, 1996                   $(51,182,222)     $ (2,567,017)     $ (2,567,017)

     Net income (loss)                                 839,566          (395,180)         (395,180)

     Transfer ownership of land preacquisition and
       project development assets to The Chestnut
       Real Estate Partnership                      (6,812,901)                               --

     Distribution to partners                       (2,920,000)       (2,920,000)       (2,920,000)
                                                  ------------      ------------      ------------

     Balance, December 31, 1997                   $(60,075,557)     $ (5,882,197)     $ (5,882,197)
                                                  ============      ============      ============




     Balance, December 31, 1997                   $(60,075,557)     $ (5,882,197)     $ (5,882,197)

     Net income (loss)                                 177,408          (132,372)         (132,372)

     Transfer ownership of land preacquisition and
       project development assets to The Chestnut
       Real Estate Partnership                        (194,681)             --                --

     Contributions from partners                          --                --                --

     Distributions to partners                        (890,000)         (890,000)         (890,000)
                                                  ------------      ------------      ------------
     Balance, March 31, 1998                      $(60,982,829)     $ (6,904,569)     $ (6,904,569)
                                                  ============      ============      ============


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                      For the quarter ended March 31, 1998
                                   (UNAUDITED)

                                                                                                   The
                                                                                  The            Chestnut
                                                                                Chestnut        Real Estate        Combined
                                                                               Partnership      Partnership      Partnerships
                                                                               -----------      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                         $   177,408      $  (132,372)     $  (132,372)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                --            309,780          309,780
          Other amortization                                                        52,305             --             52,305
          Amortization of nonrefundable admission fees                            (270,150)            --           (270,150)
          Amortization of development fees                                          83,028             --             83,028
          Admission fees received                                                  246,990             --            246,990
          Partnership income                                                          --           (177,408)            --
          Change in operating assets and liabilities:
            Accounts receivable                                                     55,419             --             55,419
            Prepaid expenses and other                                               5,750             --              5,750
            Accounts payable                                                      (139,766)            --           (139,766)
            Accrued expenses                                                       386,340             --            386,340
                                                                               -----------      -----------      -----------
          Net cash provided by operating activities                                597,324             --            597,324
                                                                               -----------      -----------      -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                         (41,618)            --            (41,618)
     Additions to operating property                                              (277,709)            --           (277,709)
     Decrease in construction payable                                              (43,808)            --            (43,808)
     Increase in Loans Payable                                                           0             --                  0
     Decrease in Phase III and IV construction funds from partner advances         241,056             --            241,056
     Increase in assets held by trustee                                           (214,296)            --           (214,296)
     Decrease in funds escrowed under letter of credit agreement                         0             --                  0
     Decrease in Health Center reserves                                            411,840             --            411,840

                                                                               -----------      -----------      -----------

          Net cash provided by investing activities                                 75,466             --             75,466
                                                                               -----------      -----------      -----------

Cash flows from financing activities:
     Repayment of partner advances                                                    --               --               --
     Contributions from partners                                                      --               --               --
     Distributions to partners                                                    (890,000)            --           (890,000)
     Repayments of partner advances                                             (1,612,258)            --         (1,612,258)
     Increase in advances payable                                                  324,721             --            324,721
     Principal payments on bonds                                                         0             --                  0
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                             1,623,100             --          1,623,100
                                                                               -----------      -----------      -----------
          Net cash used in financing activities                                   (554,437)            --           (554,437)
                                                                               -----------      -----------      -----------

Net increase in cash                                                               118,353             --            118,353

Cash, beginning of period                                                        1,242,588             --          1,242,588
                                                                               -----------      -----------      -----------
Cash, end of period                                                            $ 1,360,941      $      --        $ 1,360,941
                                                                               ===========      ===========      ===========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                      For the quarter ended March 31, 1997
                                   (UNAUDITED)


                                                                                            The
                                                                            The           Chestnut
                                                                         Chestnut        Real Estate       Combined
                                                                        Partnership      Partnership      Partnerships
                                                                        -----------      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                  $   165,512      $  (141,755)     $  (141,755)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                         --            307,267          307,267
          Other amortization                                                 53,288             --             53,288
          Amortization of nonrefundable admission fees                     (188,671)            --           (188,671)
          Amortization of development fees                                   45,637             --             45,637
          Admission fees received                                           233,280             --            233,280
          Partnership income                                                   --           (483,601)            --
          Change in operating assets and liabilities:
            Accounts receivable                                             (15,534)            --            (15,534)
            Prepaid expenses and other                                       41,614             --             41,614
            Accounts payable                                                (93,026)            --            (93,026)
            Accrued expenses                                                257,647             --            257,647
                                                                        -----------      -----------      -----------
          Net cash provided by operating activities                         499,747             --            499,747
                                                                        -----------      -----------      -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                 (114,377)            --           (114,377)
     Additions to project operating property                             (2,883,641)            --         (2,883,641)
     Increase in construction payable                                      (328,216)            --           (328,216)
     Increase in Phase III construction funds from partner advances      (3,120,697)            --         (3,120,697)
     Increase in assets held by trustee                                    (320,328)            --           (320,328)
     Decrease in funds escrowed under letter of credit agreement                  0             --                  0
     Decrease in Health Center reserves                                     (22,194)            --            (22,194)

                                                                        -----------      -----------      -----------

          Net cash used in investing activities                          (6,789,453)            --         (6,789,453)
                                                                        -----------      -----------      -----------

Cash flows from financing activities:
     Proceeds from partner advances                                       6,200,000             --          6,200,000
     Distribution to partners                                            (1,450,000)            --         (1,450,000)
     Decrease in advances payable                                           205,362             --            205,362
     Principal payments on bonds                                                  0             --                  0
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                           1,457,110             --          1,457,110
                                                                        -----------      -----------      -----------
          Net cash provided by financing activities                       6,412,472             --          6,412,472
                                                                        -----------      -----------      -----------

Net increase in cash                                                        122,766             --            122,766

Cash, beginning of period                                                 1,394,227             --          1,394,227
                                                                        -----------      -----------      -----------

Cash, end of period                                                     $ 1,516,993      $      --        $ 1,516,993
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

         The Real Estate Partnership is owned 50% by Blakehurst Joint Venture (Venture) and 50% by West Joppa Road Limited Partnership (West Joppa) (collectively the "Partners").

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

         Assets Where Use is Limited

         Assets held by the Trustee under the escrow agreement are cash equivalents as of March 31, 1998, and March 31, 1997. Construction funds advanced by the partners are also cash equivalents as of March 31, 1998, and March 31, 1997.

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

         The Partnership has also capitalized operating revenues, net of costs (except for admission fees and capital reserve fees) for Phase III from July 1997 (when initial Phase III-related resident occupancy commenced) through March 31, 1998, in the amount of $77,858. The Phase III portion of the Community had reached substantial occupancy at March 31, 1998, with 32 of the 35 units occupied.

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

         The development fee incurred in connection with the development of the Project (Phase I and Phase III) is amortized on a pro-rata basis as admission fee revenue is recognized.

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

         In addition, $20,000,000 has been provided by Venture and West Joppa. As of December 31, 1995, all such advances from Partners had been repaid, together with interest thereon.

         For the construction of Phase II, an auditorium and miscellaneous additional improvements, the Partners funded the cost of approximately $800,000.

         For construction of Phase III, a 35-unit addition, West Joppa and Life Care Services Corporation (LCS) advanced $7,600,000 and the Partnerships arranged to borrow an additional $1,900,000 of long-term financing, for a total of $9,500,000. As of March 31, 1998, $7,600,000 plus interest thereon had been repaid to West Joppa and LCS, and development fees of $70,299 to West Joppa and LCS.

         West Joppa and LCS have also advanced $400,000 for initial design of Phase IV.

E.       Operating Property

         As of March 31, 1998, $9,555,334 of costs had been incurred for Phase III and IV construction in progress and are included in operating property. As of December 31, 1997, $9,441,517 had been incurred for construction of Phase III and IV.

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

         During the three months ended March 31, 1998, LCS was reimbursed $113,971 for its services and $86,837 for the three months ended March 31, 1997. In addition, LCS was reimbursed in the three months ended March 31, 1998, $48,791 for marketing of Phase III units, and $371,524 for the three months ended March 31, 1997.

         In the three months ended March 31, 1998, LCSD was reimbursed $5,484 for development fees and was reimbursed $314,081 in the three months ended March 31, 1997.

         In the three months ended March 31, 1997, Mullan was paid $7,774 of construction management fees, and reimbursed $1,982,297 for construction costs; in the three months ended March 31, 1998, no payments were made to Mullan.

G.       Income Taxes

         Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.

H.       Contingencies

         The realization of the costs and long-term success of the Project is contingent upon the resale of units vacated due to death or transfer to the health center, and maintenance and efficient operation.

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 212 (177 in Phase I and 35 in Phase III) residential units, and a 50-bed health center. As of March 31, 1998, 171 (96.6%) of the Phase I residential units were reserved or occupied, an increase of 4 since December 31, 1997. As of March 31, 1997, 173 (97.7%) of the residential units have been reserved or occupied. In addition, 34 of 35 Phase III residential units were reserved or occupied, an increase of 2 since December 31, 1997.

During the quarter ending March 31, 1998, there were 10 closings and 4 vacancies which occurred, compared to 4 closings and 2 vacancies in the first quarter of 1997.

As of March 31, 1998, the project had 114 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

Results of Operations

As of March 31, 1998, 196 units (92.5%) were occupied and/or paying monthly service fees. This occupancy compares to 161 (76%) of the units at March 31, 1997 (assuming Phase III had been available), and 192 units (91%) at December 31, 1997.

Amortization of non-refundable admission fees increased because more residents moved in during the 3 months ended March 31, 1997 than moved in during the 3 months ended March 31, 1996. The two-year amortization period causes the decline to not be apparent for one year.

On January 1, 1998, a 4.0% increase in the monthly service fees became effective. That increase together with an increase in occupancy from March 31, 1997, to the three months ended March 31, 1998, and a 4.25% increase in double occupancy accounted for the increase in revenue from apartment service fees.

Health center revenues increased even though patient days declined 3.7% in the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Reimbursable rates from Medicare and semi-private rates increased from 10-13% in the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

Capital reserve fees, which are a one-time payment from new residents increased because more new residents moved in during the three months ended March 31, 1998
(6), than moved in during the three months ended March 31, 1997 (4).

Operating expenses, excluding depreciation and amortization, increased from $1,446,024 during the first quarter of 1997 to $1,677,440 during the first quarter of 1998. This was due primarily to the 16% increase in occupancy.

Depreciation and amortization increased because of the increase in operating property since March 31, 1997.

A decline in net interest expense was the result of more interest income from increased cash balances.

Liquidity and Capital Resources

During the first quarter of 1997, the partners received $1,450,000 in distributions from Phase I; in the first quarter of 1998, they received $890,000.

Phase III expansion, described under Item 1, was estimated to cost approximately $10,600,000, which includes the construction management fee to Mullan and development fee to LCSD. To fund the expansion, the Partners obtained permanent parity debt financing of $1,900,000 and resident loans and fees of $8,700,000. Construction period financing was provided by the West Joppa Road Limited Partnership (WJR) and Life Care Services Corporation (LCS) in the total amount of $7,600,000.

The Partners advanced $1,600,000 to the Partnerships in 1996 in connection with Phase III. During the first quarter of 1997, the Partners advanced $6,000,000 for the construction of Phase III. At December 31, 1997, $2,012,258 of such advances were still owed to the Partners, of which $1,772,800 was repaid in the first quarter of 1998.

During 1997, the Partners also funded $400,000 towards the beginning design work for Phase IV, of which $200,000 was advanced during the first quarter of 1997.

Net cash provided by operating activities in 1998 improved approximately $100,000. Major contributing factors to this were:

         *    Smaller net operating loss due to increased occupancy    $  9,000
              and control of expenses

         *    Change in operating assets and liabilities                117,000

         *    Increase in Admission fees received due to more move-ins   13,700

         *    Increase in amortization of non-refundable admission      (81,500)
              fees revenue due to more move-ins

         *    Increase in amortization of development fees operating     37,000
              expense due to more move-ins

Net cash provided by investing activities in 1998 increased significantly, essentially because major construction activity had been concluded by 1998, and the increase in health center reserves due to increased permanent assignments.

Cash from financing activities declined in 1998 compared to 1997 because of construction period funding not being required.

Because of the level of occupancy, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available to the Partnerships.

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


                                   THE CHESTNUT REAL ESTATE PARTNERSHIP

                                   By:      BLAKEHURST JOINT VENTURE, a
                                            General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                                    General Partner


Date: May 15, 1998                          by:       /s/ Stan G. Thurston
                                                     ---------------------
                                            Stan G. Thurston, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: May 15, 1998                          by:       /s/ Arthur V. Neis
                                                     -------------------
                                            Arthur V. Neis, Treasurer
                                            (Principal Financial and Accounting
                                            Officer)



                                   And By:  THE WEST JOPPA ROAD LIMITED
                                            PARTNERSHIP, General Partner

                                            By:     ROSEDALE CARE, INC.,
                                                    General Partner


Date: May 15, 1998                          by:       /s/ T. F. Mullan
                                                     -----------------
                                            Thomas F. Mullan III, President



Date: May 15, 1998                          by:       /s/ J. A. Luetkemeyer, Jr.
                                                     ---------------------------
                                            John A. Luetkemeyer, Jr., President

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


                                   THE CHESTNUT PARTNERSHIP

                                   By:      BLAKEHURST JOINT VENTURE, a
                                            General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                                    General Partner

Date: May 15, 1998                          by:       /s/ Stan G. Thurston
                                                     ---------------------
                                            Stan G. Thurston, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: May 15, 1998                          by:       /s/ Arthur V. Neis
                                                     -------------------
                                            Arthur V. Neis, Treasurer
                                            (Principal Financial and Accounting
                                            Officer)


                                   And By:  THE WEST JOPPA ROAD LIMITED
                                            PARTNERSHIP, General
                                            Partner

                                            By:     ROSEDALE CARE, INC.,
                                                    General Partner

Date: May 15, 1998                          by:       /s/ T. F. Mullan
                                                     -----------------
                                            Thomas F. Mullan III, President

Date: May 15, 1998                          by:       /s/ J. A. Luetkemeyer, Jr.
                                                     ---------------------------
                                            John A. Luetkemeyer, Jr., President

                                   And By:  THE CHESTNUT REAL ESTATE
                                            PARTNERSHIP, General Partner

                                            By:     BLAKEHURST JOINT VENTURE, a
                                                    General Partner

                                            By:     CHESTNUT VILLAGE, INC.,
                                            General Partner

Date: May 15, 1998                          by:       /s/ Stan G. Thurston
                                                     ---------------------
                                            Stan G. Thurston, President


Date: May 15, 1998                          by:       /s/ Arthur V. Neis
                                                     -------------------
                                            Arthur V. Neis, Treasurer