Form 10-Q
period 1998-06-30
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1998-08-14
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL PERIOD ENDED June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __ N/A __

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                      INDEX


                                                                        Page
Part I         FINANCIAL INFORMATION

Item 1         Financial Statements

               The Chestnut Real Estate Partnership
               and The Chestnut Partnership

               o    Separate and Combined Balance Sheets,
                    June 30, 1998 and December 31, 1997                  3

               o    Separate and Combined Statement of
                    Operations,  for the six months ended
                    June 30, 1998 and June 30, 1997                      5

               o    Separate and Combined Statements of Partner's
                    Equity (Deficit) for the six months ended
                    June 30, 1998 and for December 31, 1997              7

               o    Separate and Combined Statement of Cash Flow,
                    for the six months ended June 30, 1998
                    and June 30, 1997                                    8

               o    Notes to Financial Statements                        10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14


PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                         16
Item 6         Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                               17

                             THE CHESTNUT REAL ESTATE PARTNERSHIP     -         JUNE 30, 1998            -
                                 AND THE CHESTNUT PARTNERSHIP                       The
                             SEPARATE AND COMBINED BALANCE SHEETS    The           Chestnut
                                                                   Chestnut       Real Estate         Combined
                                          (UNAUDITED)            Partnership      Partnership       Partnerships
                                                                 ------------      ------------      ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                                  $  1,750,268      $       --        $  1,750,268
     Accounts receivable                                             247,227              --             247,227
     Prepaid expenses and other                                      313,472              --             313,472
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                 640,512              --             640,512
        Under letter of credit agreement, held in escrow                   0              --                   0
                                                                ------------      ------------      ------------
           Total current assets                                    2,951,478              --           2,951,478

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                    1,718,869              --           1,718,869
   Under residency agreements, held in escrow                        939,147              --             939,147
   Health Center reserves                                          2,359,710              --           2,359,710
   Phase III and IV construction funds                               999,352              --             999,352

Operating property, at cost, net of depreciation                     530,766        54,022,811        54,553,577
Costs of acquiring intitial contracts, net of amortization         1,461,145              --           1,461,145
Deferred bond financing costs, net of amortization                   840,029              --             840,029
                                                                ------------      ------------      ------------
           Total assets                                         $ 11,800,496      $ 54,022,811      $ 65,823,308
                                                                ============      ============      ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                             $    165,000      $       --        $    165,000
     Notes payable, current portion                                   37,524              --              37,524
     Accounts payable                                                208,637              --             208,637
     Accrued expenses                                                261,308              --             261,308
     Accrued property taxes                                          381,783              --             381,783
     Accrued interest payable                                        235,757              --             235,757
     Advances payable                                                647,410              --             647,410
     Refundable deposits, residency agreements                       909,958              --             909,958
                                                                ------------      ------------      ------------
           Total current liabilities                               2,847,377              --           2,847,377

Construction costs payable                                            95,973              --              95,973
Bonds payable, less current portion                               13,415,000              --          13,415,000
Loan Payable                                                       1,844,653              --           1,844,653
Loans from residents                                              51,308,590              --          51,308,590
Advances payable to partners                                         400,000              --             400,000
Refundable deposits, escrowed                                        136,110              --             136,110
Deferred revenues from admission fees                              2,703,528              --           2,703,528
Equity in deficit of the Chestnut Partnership                           --          60,950,735              --

Commitments and Contingencies
                                                                ------------      ------------      ------------
           Total liabilities                                      72,751,231        60,950,735        72,751,231
Partners' equity (deficit)                                       (60,950,735)       (6,927,923)       (6,927,923)
                                                                ------------      ------------      ------------
           Total liabilities and partners' equity (deficit)     $ 11,800,496      $ 54,022,811      $ 65,823,308
                                                                ============      ============      ============


                     THE CHESTNUT REAL ESTATE PARTNERSHIP       -              December 31, 1997               -
                         AND THE CHESTNUT PARTNERSHIP                                The
                     SEPARATE AND COMBINED BALANCE SHEETS          The            Chestnut
                                                                 Chestnut         Real Estate         Combined
                                                                Partnership       Partnership       Partnerships
                                                                ------------      ------------      ------------
                       ASSETS
Current assets:
     Cash and cash equivalents                                  $  1,242,588      $       --        $  1,242,588
     Accounts receivable                                             258,317              --             258,317
     Prepaid expenses and other                                      307,057              --             307,057
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                 398,426              --             398,426
        Under letter of credit agreement, held in escrow                   0              --                   0
                                                                ------------      ------------      ------------
           Total current assets                                    2,206,388              --           2,206,388

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                    1,888,017              --           1,888,017
   Under residency agreements, held in escrow                        698,721              --             698,721
   Health Center reserves                                          2,149,560              --           2,149,560
   Phase III and IV constuction funds                                888,670              --             888,670

Operating property, at cost, net of depreciation                     672,690        54,193,360        54,866,050
Costs of acquiring intitial contracts, net of amortization         1,541,209              --           1,541,209
Deferred bond financing costs, net of amortization                   864,575              --             864,575
                                                                ------------      ------------      ------------
           Total assets                                         $ 10,909,830      $ 54,193,360      $ 65,103,190
                                                                ============      ============      ============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                             $    155,000      $       --        $    155,000
     Notes payable, current portion                                   37,524              --              37,524
     Accounts payable                                                270,639              --             270,639
     Accrued expenses                                                274,590              --             274,590
     Accrued property taxes                                          144,013              --             144,013
     Accrued interest payable                                        233,538              --             233,538
     Advances payable                                                282,257              --             282,257
     Refundable deposits, residency agreements                       823,628              --             823,628
                                                                ------------      ------------      ------------
           Total current liabilities                               2,221,189                           2,221,189

Construction costs payable                                           194,578              --             194,578
Bonds payable, less current portion                               13,500,000              --          13,500,000
Loan Payable                                                       1,862,476              --           1,862,476
Loans from residents                                              48,264,400              --          48,264,400
Advances payable to partners                                       2,012,258              --           2,012,258
Refundable deposits, escrowed                                        247,340              --             247,340
Deferred revenues from admission fees                              2,683,146              --           2,683,146
Equity in deficit of the Chestnut Partnership                           --          60,075,557              --

Commitments and Contingencies
                                                                ------------      ------------      ------------
           Total liabilities                                      70,985,387        60,075,557        70,985,387

Partners' equity (deficit)                                       (60,075,557)       (5,882,197)       (5,882,197)
                                                                ------------      ------------      ------------
           Total liabilities and partners' equity (deficit)     $ 10,909,830      $ 54,193,360      $ 65,103,190
                                                                ============      ============      ============

                                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                                          AND THE CHESTNUT PARTNERSHIP
                                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                                  For the six month period ended June 30, 1998
                                                   (UNAUDITED)                                      The
                                                                                   The           Chestnut
                                                                                 Chestnut       Real Estate       Combined
                                                                               Partnership      Partnership      Partnerships
                                                                               -----------      -----------      -----------
Revenues:
     Amortization of nonrefundable admission fees                              $   533,418      $      --        $   533,418
     Apartment service fees                                                      3,133,951             --          3,133,951
     Health Center revenues                                                      1,032,667             --          1,032,667
     Capital reserve fees                                                           59,676             --             59,676
     Other revenue                                                                   9,044             --              9,044
     Income from The Chestnut Partnership                                             --            515,334             --
                                                                               -----------      -----------      -----------
        Total revenues                                                           4,768,756          515,334        4,768,756
                                                                               -----------      -----------      -----------

Operating expenses:
     Development fee amortization                                                  141,924             --            141,924
     General and administrative                                                  1,304,322             --          1,304,322
     Resident care                                                                 832,032             --            832,032
     Dietary                                                                       694,474             --            694,474
     Plant                                                                         439,006             --            439,006
     Housekeeping                                                                  215,443             --            215,443
     Depreciation and amortization                                                 104,610          671,060          775,670
                                                                               -----------      -----------      -----------
                                                                                 3,731,810          671,060        4,402,870
                                                                               -----------      -----------      -----------

        Income (loss) from operations                                            1,036,946         (155,726)         365,886
                                                                               -----------      -----------      -----------

Other income (expense)
     Interest income                                                               140,889             --            140,889
     Interest expense                                                             (662,501)            --           (662,501)
                                                                               -----------      -----------      -----------
                                                                                  (521,613)            --           (521,613)
                                                                               -----------      -----------      -----------
        Net income (loss)                                                      $   515,334      $  (155,726)     $  (155,726)
                                                                               ===========      ===========      ===========


                        THE CHESTNUT REAL ESTATE PARTNERSHIP
                            AND THE CHESTNUT PARTNERSHIP
                    SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                    For the six month period ended June 30, 1997
                                      (UNAUDITED)                         The
                                                           The          Chestnut
                                                        Chestnut       Real Estate        Combined
                                                      Partnership      Partnership      Partnerships
                                                      -----------      -----------      -----------
Revenues:
     Amortization of nonrefundable admission fees     $   374,983      $      --        $   374,983
     Apartment service fees                             2,495,779             --          2,495,779
     Health Center revenues                               932,850             --            932,850
     Capital reserve fees                                  33,070             --             33,070
     Other revenue                                         83,383             --             83,383
     Income from The Chestnut Partnership                    --            477,972             --
                                                      -----------      -----------      -----------
        Total revenues                                  3,920,066          477,972        3,920,066
                                                      -----------      -----------      -----------

Expenses:
     Development fee amortization                          85,484             --             85,484
     General and administrative                           825,253             --            825,253
     Resident care                                        757,362             --            757,362
     Dietary                                              637,944             --            637,944
     Plant                                                409,441             --            409,441
     Housekeeping                                         167,478             --            167,478
     Depreciation and amortization                        106,576          614,534          721,110
                                                      -----------      -----------      -----------
                                                      $ 2,989,537          614,534        3,604,071
                                                      -----------      -----------      -----------

        Income (loss) from operations                     930,529         (136,562)         315,995
                                                      -----------      -----------      -----------

Other income (expense)
     Interest income                                      202,460             --            202,460
     Interest expense                                    (655,016)            --           (655,016)
                                                      -----------      -----------      -----------
                                                         (452,556)            --           (452,556)
                                                      -----------      -----------      -----------
        Net income (loss)                                 477,972      $  (136,562)     $  (136,562)
                                                      ===========      ===========      ===========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
         For the six month period ended June 30, 1998 and the year ended
                               December 31, 1997
                                  (UNAUDITED)                            The
                                                       The            Chestnut
                                                    Chestnut        Real Estate         Combined
                                                  Partnership       Partnership       Partnerships
                                                  ------------      ------------      ------------
Balance, December 31, 1996                        $(51,182,222)     $ (2,567,017)     $ (2,567,017)

Net income (loss)                                      839,566          (395,180)         (395,180)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                           (6,812,901)             --                --

Distribution to partners                            (2,920,000)       (2,920,000)       (2,920,000)
                                                  ------------      ------------      ------------

Balance, December 31, 1997                        $(60,075,557)     $ (5,882,197)     $ (5,882,197)
                                                  ============      ============      ============




Balance, December 31, 1997                        $(60,075,557)     $ (5,882,197)     $ (5,882,197)

Net income (loss)                                      515,334          (155,726)         (155,726)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                             (500,511)                               --

Contributions from partners                               --                --                --

Distributions to partners                             (890,000)         (890,000)         (890,000)

                                                  ------------      ------------      ------------
Balance, June 30, 1998                            $(60,950,735)     $ (6,927,923)     $ (6,927,923)
                                                  ============      ============      ============


               THE CHESTNUT REAL ESTATE PARTNERSHIP
                   AND THE CHESTNUT PARTNERSHIP
           SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
           For the six month period ended June 30, 1998
                            (UNAUDITED)                                                            The
                                                                                 The             Chestnut
                                                                                Chestnut        Real Estate        Combined
                                                                               Partnership      Partnership      Partnerships
                                                                               -----------      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                         $   515,334      $  (155,726)     $  (155,726)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                --            671,060          671,060
          Other amortization                                                       104,610             --            104,610
          Amortization of nonrefundable admission fees                            (533,418)            --           (533,418)
          Amortization of development fees                                         141,924             --            141,924
          Admission fees received                                                  547,050             --            547,050
          Partnership income                                                          --           (515,334)            --
          Change in operating assets and liabilities:
            Accounts receivable                                                     11,090             --             11,090
            Prepaid expenses and other                                              (6,415)            --             (6,415)
            Accounts payable                                                       (62,002)            --            (62,002)
            Accrued expenses                                                       226,707             --            226,707
                                                                               -----------      -----------      -----------
          Net cash provided by operating activities                                944,880             --            944,880
                                                                               -----------      -----------      -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                        (240,426)            --           (240,426)
     Additions to operating property                                              (500,511)            --           (500,511)
     Decrease in construction payable                                              (98,605)            --            (98,605)
     Increase in Loans Payable                                                     (17,823)            --            (17,823)
     Decrease in Phase III and IV construction funds from partner advances        (110,682)            --           (110,682)
     Increase in assets held by trustee                                            (72,937)            --            (72,937)
     Decrease in funds escrowed under letter of credit agreement                         0             --                  0
     Decrease in Health Center reserves                                           (210,150)            --           (210,150)

                                                                               -----------      -----------      -----------

          Net cash provided by investing activities                             (1,251,135)            --         (1,251,135)
                                                                               -----------      -----------      -----------

Cash flows from financing activities:
     Repayment of partner advances                                                    --               --               --
     Contributions from partners                                                      --               --               --
     Distributions to partners                                                    (890,000)            --           (890,000)
     Repayments of partner advances                                             (1,612,258)            --         (1,612,258)
     Increase in advances payable                                                  365,153             --            365,153
     Principal payments on bonds                                                   (75,000)            --            (75,000)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                             3,026,040             --          3,026,040
                                                                               -----------      -----------      -----------
          Net cash used in financing activities                                    813,935             --            813,935
                                                                               -----------      -----------      -----------

Net increase in cash                                                               507,680             --            507,680

Cash, beginning of period                                                        1,242,588             --          1,242,588
                                                                               -----------      -----------      -----------

Cash, end of period                                                            $ 1,750,268      $      --        $ 1,750,268
                                                                               ===========      ===========      ===========


                            THE CHESTNUT REAL ESTATE PARTNERSHIP
                                AND THE CHESTNUT PARTNERSHIP
                        SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                        For the six month period ended June 30, 1997
                                         (UNAUDITED)                                        The
                                                                             The          Chestnut
                                                                          Chestnut       Real Estate        Combined
                                                                         Partnership     Partnership      Partnerships
                                                                        -----------      -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                  $   477,972      $  (136,562)     $  (136,562)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                         --            614,534          614,534
          Other amortization                                                106,576             --            106,576
          Amortization of nonrefundable admission fees                     (374,983)            --           (374,983)
          Amortization of development fees                                   85,484             --             85,484
          Admission fees received                                           373,600             --            373,600
          Partnership income                                                   --           (477,972)            --
          Change in operating assets and liabilities:
            Accounts receivable                                             (14,921)            --            (14,921)
            Prepaid expenses and other                                        3,991                             3,991
            Accounts payable                                                  3,958             --              3,958
            Accrued expenses                                                 96,791             --             96,791
                                                                        -----------      -----------      -----------
          Net cash provided by operating activities                         758,468             --            758,468
                                                                        -----------      -----------      -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements                 (352,533)            --           (352,533)
     Additions to project operating property                             (5,438,026)            --         (5,438,026)
     Increase in construction payable                                      (334,385)            --           (334,385)
     Increase in Phase III construction funds from partner advances        (657,325)            --           (657,325)
     Increase in assets held by trustee                                     (87,847)            --            (87,847)
     Decrease in funds escrowed under letter of credit agreement                  0             --                  0
     Decrease in Health Center reserves                                    (570,023)            --           (570,023)

                                                                        -----------      -----------      -----------

          Net cash used in investing activities                          (7,440,138)            --         (7,440,138)
                                                                        -----------      -----------      -----------

Cash flows from financing activities:
     Proceeds from partner advances                                       6,200,000             --          6,200,000
     Distribution to partners                                            (1,600,000)            --         (1,600,000)
     Increase in advances payable                                           179,464             --            179,464
     Principal payments on bonds                                           (150,000)            --           (150,000)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                           2,566,730             --          2,566,730
                                                                        -----------      -----------      -----------
          Net cash provided by financing activities                       7,196,194             --          7,196,194
                                                                        -----------      -----------      -----------

Net increase in cash                                                        514,524             --            514,524

Cash, beginning of period                                                 1,394,227             --          1,394,227
                                                                        -----------      -----------      -----------

Cash, end of period                                                     $ 1,908,751      $      --        $ 1,908,751
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

         Assets Where Use is Limited

         All assets whose use is limited or restricted are cash equivalents as of June 30, 1998, and December 31, 1997.

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

         The Partnership has also capitalized operating revenues, net of costs (except for admission fees and capital reserve fees) for Phase III from July 1997 (when initial Phase III-related resident occupancy commenced) through March 31, 1998 (when substantial occupancy was achieved), in the amount of $77,858. The Phase III portion of the Community had reached substantial occupancy at March 31, 1998, with 32 of the 35 units occupied. As of June 30, 1998, only one of the 35 units of Phase III was sold, but not closed.

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

         For construction of Phase III, a 35-unit addition, West Joppa and Life Care Services Corporation (LCS) advanced $7,600,000 and the Partnerships arranged to borrow an additional $1,900,000 of long-term financing, for a total of $9,500,000. As of June 30, 1998, $7,600,000 plus interest thereon had been repaid to West Joppa and LCS, and development fees of $170,299 to West Joppa and LCS.

         West Joppa and LCS have also advanced $400,000 for initial design of Phase IV.

E.       Operating Property

         As of June 30, 1998, $9,275,631 of costs had been incurred and capitalized for Phase III. As of June 30, 1998, $263,659 of costs had been incurred for Phase IV design and initial development efforts. Both of these amounts are included in operating property. As of December 31, 1997, $9,441,517 had been incurred for construction of Phase III and IV.

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

         The Partnerships entered into a construction management agreement with Mullan Contracting Company (Mullan), an affiliate through common ownership of one partner of West Joppa for Phase III.

         During the six months ended June 30, 1998, LCS was reimbursed $210,126 for its services and $172,852 for the six months ended June 30, 1997. In addition, LCS was reimbursed in the six months ended June 30, 1998, $48,790 for marketing of Phase III units, and $410,865 for the six months ended June 30, 1997.

         In the six months ended June 30, 1998, LCSD was reimbursed $93,230 for development fees and was reimbursed $341,955 in the six months ended June 30, 1997.

         In the six months ended June 30, 1997, Mullan was paid $43,220 of construction management fees, and reimbursed $3,981,222 for construction costs; in the six months ended June 30, 1998, no payments were made to Mullan.

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

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 212 (177 in Phase I and 35 in Phase III) residential units, and a 50-bed health center. As of June 30, 1998, all of the Phase I residential units were reserved or occupied, an increase of 4 since December 31, 1997. As of June 30, 1997, 173 (97.7%) of the residential units have been reserved or occupied. In addition, 34 of 35 Phase III residential units were reserved or occupied as of June 30, 1998, an increase of 2 since December 31, 1997; Phase III did not open until July of 1997.

As of June 30, 1998, the project had 121 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

Results of Operations

As of June 30, 1998, 197 units (93%) were occupied and/or paying monthly service fees. This occupancy compares to 164 (77%) of the units at June 30, 1997 (assuming Phase III had been available), and 192 units (91%) at December 31, 1997.

Amortization of non-refundable admission fees increased because more residents moved in during the six months ended June 30, 1997, than moved in during the six months ended June 30, 1996. The two-year amortization period causes the decline to not be apparent for one year.

On January 1, 1998, a 4.0% increase in the monthly service fees became effective. That increase, together with an increase in occupancy from June 30, 1997, to the six months ended June 30, 1998, and a 5.5% increase in double occupancy accounted for the increase in revenue from apartment service fees.

Health center revenues increased even though patient days declined in the six months ended June 30, 1998, compared to the six months ended June 30, 1997. Reimbursable rates from Medicare and semi-private rates increased 20% and 10% respectively in the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

Capital reserve fees, which are a one-time payment from new residents, increased because more new residents moved in during the six months ended June 30, 1998, than moved in during the six months ended June 30, 1997.

Operating expenses, excluding depreciation and amortization, increased from $2,796,477 during the first half of 1997 to $3,485,276 during the first half of 1998. This was due primarily to the 20% increase in occupancy.

Depreciation and amortization increased because of the increase in operating property since June 30, 1997.

Liquidity and Capital Resources

During the first two quarters of 1997, the partners received $1,600,000 in distributions from Phase I; in the first two quarters of 1998, they received $890,000.

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

The Partners advanced $1,600,000 to the Partnerships in 1996 in connection with Phase III. During the first quarter of 1997, the Partners advanced $6,000,000 for the construction of Phase III. At December 31, 1997, $2,012,258 of such advances were still owed to the Partners, of which $2,012,258 was repaid in the first quarter of 1998.

During 1997, the Partners also funded $400,000 towards the beginning design work for Phase IV, of which $200,000 was advanced during the first quarter of 1997.

Net cash provided by operating activities in 1998 improved approximately $186,000. Major contributing factors to this were:


         o        Increase in net operating loss                               $( 19,200)

         o        Increase in Depreciation due to completion of Phase III         56,500

         o        Change in operating assets and liabilities                      79,600

         o        Increase in Admission fees received due to more move-ins       173,500

         o        Increase in amortization of non-refundable admission fees
                  revenue due to more move-ins                                  (158,500)

         o        Increase in amortization of development fees operating
                  expense due to more move-ins                                    56,400

Net cash used by investing activities in 1998 declined significantly, essentially because major construction activity had been concluded by 1998.

Cash provided by financing activities declined in 1998 compared to 1997 because of construction period funding not being required.

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


                                   THE CHESTNUT REAL ESTATE PARTNERSHIP

                                   By:      BLAKEHURST JOINT VENTURE, a
                                            General Partner

                                      By:     CHESTNUT VILLAGE, INC.,
                                              General Partner


Date: August 14, 1998                 by:       /s/ Stan G. Thurston
                                                ---------------------
                                               Stan G. Thurston, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: August 14, 1998                 by:       /s/ Arthur V. Neis
                                                       -------------------
                                                Arthur V. Neis, Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



                                   And By:    THE WEST JOPPA ROAD LIMITED
                                                      PARTNERSHIP, General
                                                      Partner

                                      By:     ROSEDALE CARE, INC.,
                                              General Partner


Date: August 14, 1998                 by:       /s/ T. F. Mullan
                                             -----------------
                                             Thomas F. Mullan III, President



Date: August 14, 1998                 by:       /s/ J. A. Luetkemeyer, Jr.
                                             ---------------------------
                                             John A. Luetkemeyer, Jr., President

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


                                   THE CHESTNUT PARTNERSHIP

                                   By:    BLAKEHURST JOINT VENTURE, a
                                          General Partner

                                      By:      CHESTNUT VILLAGE, INC.,
                                               General Partner

Date: August 14, 1998                 by:      /s/ Stan G. Thurston
                                               ---------------------
                                               Stan G. Thurston, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: August 14, 1998                 by:      /s/ Arthur V. Neis
                                               -------------------
                                               Arthur V. Neis, Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


                                   And By:     THE WEST JOPPA ROAD LIMITED
                                               PARTNERSHIP, General Partner

                                      By:      ROSEDALE CARE, INC.,
                                               General Partner

Date: August 14, 1998                 by:       /s/ T. F. Mullan
                                               -----------------
                                               Thomas F. Mullan III, President

Date: August 14, 1998                 by:       /s/ J. A. Luetkemeyer, Jr.
                                               ---------------------------
                                               John A. Luetkemeyer, Jr.,
                                               President

                                   And By:    THE CHESTNUT REAL ESTATE
                                              PARTNERSHIP, General Partner

                                      By:     BLAKEHURST JOINT VENTURE, a
                                              General Partner

                                      By:     CHESTNUT VILLAGE, INC.,
                                              General Partner

Date: August 14, 1998                 by:     /s/ Stan G. Thurston
                                              ---------------------
                                              Stan G. Thurston, President


Date: August 14, 1998                 by:     /s/ Arthur V. Neis
                                              -------------------
                                              Arthur V. Neis, Treasurer