Form 10-Q
period 1998-09-30
CHESTNUT PARTNERSHIP; CHESTNUT REAL ESTATE PARTNERSHIP
filed 1998-11-16
CIK 882973, 882974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL PERIOD ENDED         September 30, 1998
                                -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ to _______________

                        Commission File Number: 33-44980

         THE CHESTNUT REAL ESTATE PARTNERSHIP  THE CHESTNUT PARTNERSHIP
--------------------------------------------------------------------------------
           (Exact names of registrants as specified in their charters)

                                    MARYLAND
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                    52-1640655                         42-1352739
--------------------------------------------------------------------------------
        (IRS Employer Identification No.)  (IRS Employer Identification No.)

        2330 West Joppa Road  Lutherville, Maryland       21093
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (515) 245-7616
                                                   -----------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
 N/A
-------
Page 1 of 18

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

                                      INDEX


                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION
------   ---------------------

Item 1   Financial Statements

         The Chestnut Real Estate Partnership
         and The Chestnut Partnership

         *    Separate and Combined Balance Sheets,
              September 30, 1998 and December 31, 1997                        3

         *    Separate and Combined Statement of
              Operations, for the nine months ended
              September 30, 1998 and September 30, 1997                       5

         *    Separate and Combined Statements of Partner's
              Equity (Deficit) for the nine months ended
              September 30, 1998 and for December 31, 1997                    7

         *    Separate and Combined Statement of Cash Flow,
              for the nine months ended September 30, 1998
              and September 30, 1997                                          8

         *    Notes to Financial Statements                                   10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14


PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                    16
Item 6   Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                    17
----------

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED BALANCE SHEETS

                                                                                SEPTEMBER 30, 1998
                                                                  -----------------------------------------------
                                                                                        The
                                                                      The            Chestnut
                                                                   Chestnut         Real Estate        Combined
                                   (UNAUDITED)                    Partnership       Partnership      Partnerships
                                                                 ------------      ------------      ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                  $  1,920,901      $         --      $  1,920,901
      Accounts receivable                                             259,043                --           259,043
      Prepaid expenses and other                                      444,480                --           444,480
      Assets whose use is limited or restricted:
         Under bond indenture agreements, held in escrow
           by trustee                                                 592,062                --           592,062
         Under letter of credit agreement, held in escrow                   0                --                 0
                                                                 ------------      ------------      ------------
            Total current assets                                    3,216,485                --         3,216,485

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                     1,739,299                --         1,739,299
   Under residency agreements, held in escrow                       1,118,209                --         1,118,209
   Health Center reserves                                           2,930,066                --         2,930,066
   Phase III and IV construction funds                                849,895                --           849,895

Operating property, at cost, net of depreciation                    1,033,022        52,672,755        53,705,777
Costs of acquiring intitial contracts, net of amortization          1,787,668                --         1,787,668
Deferred bond financing costs, net of amortization                  1,055,174                --         1,055,174
                                                                 ------------      ------------      ------------
            Total assets                                         $ 13,729,818      $ 52,672,755      $ 66,402,573
                                                                 ============      ============      ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
      Bonds payable, current portion                             $    165,000      $         --      $    165,000
      Notes payable, current portion                                   37,524                --            37,524
      Accounts payable                                                305,879                --           305,879
      Accrued expenses                                                224,025                --           224,025
      Accrued property taxes                                           19,325                --            19,325
      Accrued interest payable                                        548,731                --           548,731
      Advances payable                                                204,837                --           204,837
      Refundable deposits, residency agreements                     1,375,825                --         1,375,825
                                                                 ------------      ------------      ------------
            Total current liabilities                               2,881,147                --         2,881,147

Construction costs payable                                                  0                --                 0
Bonds payable, less current portion                                13,415,000                --        13,415,000
Loan Payable                                                        1,844,653                --         1,844,653
Loans from residents                                               52,576,950                --        52,576,950
Advances payable to partners                                          400,000                --           400,000
Refundable deposits, escrowed                                               0                --                 0
Deferred revenues from admission fees                               2,515,584                --         2,515,584
Equity in deficit of the Chestnut Partnership                              --        59,903,516                --

Commitments and Contingencies
                                                                 ------------      ------------      ------------
            Total liabilities                                      73,633,334        59,903,516        73,633,334
Partners' equity (deficit)                                        (59,903,516)       (7,230,761)       (7,230,761)
                                                                 ------------      ------------      ------------
            Total liabilities and partners' equity (deficit)     $ 13,729,818      $ 52,672,755      $ 66,402,573
                                                                 ============      ============      ============

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED BALANCE SHEETS

                                                                                  DECEMBER 31, 1998
                                                                 -----------------------------------------------
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
                                                                 ============      ============      ============

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
               For the nine month period ended September 30, 1998
                                  (UNAUDITED)

                                                                            The
                                                           The           Chestnut
                                                         Chestnut       Real Estate        Combined
                                                       Partnership      Partnership      Partnerships
                                                       -----------      -----------      ------------
Revenues:
      Amortization of nonrefundable admission fees     $   931,632      $        --      $   931,632
      Apartment service fees                             4,760,661               --        4,760,661
      Health Center revenues                             1,600,160               --        1,600,160
      Capital reserve fees                                  86,519               --           86,519
      Other revenue                                         10,838               --           10,838
      Income from The Chestnut Partnership                      --          947,844               --
                                                       -----------      -----------      -----------
         Total revenues                                  7,389,810          947,844        7,389,810
                                                       -----------      -----------      -----------

Operating expenses:
      Development fee amortization                         230,266               --          230,266
      General and administrative                         1,837,071               --        1,837,071
      Resident care                                      1,259,158               --        1,259,158
      Dietary                                            1,075,340               --        1,075,340
      Plant                                                726,232               --          726,232
      Housekeeping                                         336,106               --          336,106
      Depreciation and amortization                        181,024        1,106,408        1,287,432
                                                       -----------      -----------      -----------
                                                         5,645,196        1,106,408        6,751,604
                                                       -----------      -----------      -----------

         Income (loss) from operations                   1,744,614         (158,564)         638,206
                                                       -----------      -----------      -----------

Other income (expense)
      Interest income                                      224,776               --          224,776
      Interest expense                                  (1,021,545)              --       (1,021,545)
                                                       -----------      -----------      -----------
                                                          (796,770)              --         (796,770)
                                                       -----------      -----------      -----------
         Net income (loss)                             $   947,844      $  (158,564)     $  (158,564)
                                                       ===========      ===========      ===========

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
               For the nine month period ended September 30, 1997
                                   (UNAUDITED)

                                                                             The
                                                            The            Chestnut
                                                         Chestnut         Real Estate        Combined
                                                        Partnership       Partnership      Partnerships
                                                       ------------      ------------      ------------
Revenues:
      Amortization of nonrefundable admission fees     $    622,340      $         --      $    622,340
      Apartment service fees                              3,761,916                --         3,761,916
      Health Center revenues                              1,376,724                --         1,376,724
      Capital reserve fees                                  100,036                --           100,036
      Other revenue                                          12,542                --            12,542
      Income from The Chestnut Partnership                       --           693,163                --
                                                       ------------      ------------      ------------
         Total revenues                                   5,873,558           693,163         5,873,558
                                                       ------------      ------------      ------------

Expenses:
      Development fee amortization                          146,918                --           146,918
      General and administrative                          1,241,803                --         1,241,803
      Resident care                                       1,171,666                --         1,171,666
      Dietary                                               974,566                --           974,566
      Plant                                                 650,918                --           650,918
      Housekeeping                                          263,084                --           263,084
      Depreciation and amortization                         159,156           922,509         1,081,665
                                                       ------------      ------------      ------------
                                                       $  4,608,111           922,509         5,530,620
                                                       ------------      ------------      ------------

         Income (loss) from operations                    1,265,447          (229,346)          342,938
                                                       ------------      ------------      ------------

Other income (expense)
      Interest income                                       327,016                --           327,016
      Interest expense                                     (899,300)               --          (899,300)
                                                       ------------      ------------      ------------
                                                           (572,284)               --          (572,284)
                                                       ------------      ------------      ------------
         Net income (loss)                                  693,163      $   (229,346)     $   (229,346)
                                                       ============      ============      ============

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the nine month period ended September 30, 1998 and the year ended
                                December 31, 1997
                                   (UNAUDITED)

                                                                       The
                                                       The           Chestnut
                                                     Chestnut       Real Estate        Combined
                                                   Partnership      Partnership      Partnerships
                                                  ------------      -----------      ------------
Balance, December 31, 1996                        $(51,182,222)     $(2,567,017)     $(2,567,017)

Net income (loss)                                      839,566         (395,180)        (395,180)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                           (6,812,901)              --               --

Distribution to partners                            (2,920,000)      (2,920,000)      (2,920,000)
                                                  ------------      -----------      -----------

Balance, December 31, 1997                        $(60,075,557)     $(5,882,197)     $(5,882,197)
                                                  ============      ===========      ===========




Balance, December 31, 1997                        $(60,075,557)     $(5,882,197)     $(5,882,197)

Net income (loss)                                      947,844         (158,564)        (158,564)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                              414,197                                --

Contributions from partners                                 --               --               --

Distributions to partners                           (1,190,000)      (1,190,000)      (1,190,000)

                                                  ------------      -----------      -----------
Balance, September 30, 1998                       $(59,903,516)     $(7,230,761)     $(7,230,761)
                                                  ============      ===========      ===========

                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
               For the nine month period ended September 30, 1998
                                   (UNAUDITED)

                                                                                                      The
                                                                                    The             Chestnut
                                                                                  Chestnut         Real Estate        Combined
                                                                                 Partnership       Partnership      Partnerships
                                                                                ------------      ------------      ------------
Cash flows from operating activities:
      Net income (loss)                                                         $    947,844      $   (158,564)     $   (158,564)
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                                   --         1,106,408         1,106,408
           Other amortization                                                        181,024                --           181,024
           Amortization of nonrefundable admission fees                             (931,632)               --          (931,632)
           Amortization of development fees                                          230,266                --           230,266
           Admission fees received                                                   671,396                --           671,396
           Partnership income                                                             --          (947,844)               --
           Change in operating assets and liabilities:
             Accounts receivable                                                        (726)               --              (726)
             Prepaid expenses and other                                             (137,423)               --          (137,423)
             Accounts payable                                                         35,240                --            35,240
             Accrued expenses                                                        139,941                --           139,941
                                                                                ------------      ------------      ------------
           Net cash provided by operating activities                               1,135,930                --         1,135,930
                                                                                ------------      ------------      ------------

Cash flows from investing activities:
      Increase in funds escrowed under residency agreements                         (419,488)               --          (419,488)
      Additions to operating property                                               (176,401)               --          (176,401)
      Decrease in construction payable                                              (194,578)               --          (194,578)
      Decrease in Phase III and IV construction funds from partner advances           38,775                --            38,775
      Increase in cost of acquiring intitial contracts and bond financing
        costs - Phase III                                                           (618,082)         (618,082)
      Increase in assets held by trustee                                             (44,918)               --           (44,918)
      Decrease in funds escrowed under letter of credit agreement                          0                --                 0
      Increase in Health Center reserves                                            (780,506)               --          (780,506)

                                                                                ------------      ------------      ------------
           Net cash used in investing activities                                  (2,195,197)               --        (2,195,197)
                                                                                ------------      ------------      ------------

Cash flows from financing activities:
      Repayment of partner advances                                                       --                --                --
      Contributions from partners                                                         --                --                --
      Distributions to partners                                                   (1,190,000)               --        (1,190,000)
      Repayments of partner advances                                              (1,612,258)               --        (1,612,258)
      Decrease in advances payable                                                   (77,420)               --           (77,420)
      Principal payments on notes payable                                            (17,823)               --           (17,823)
      Principal payments on bonds                                                    (75,000)               --           (75,000)
      Proceeds from loans from residents, deferred revenues
         and refundable deposits, net                                              4,710,081                --         4,710,081
                                                                                ------------      ------------      ------------
           Net cash provided by financing activities                               1,737,580                --         1,737,580
                                                                                ------------      ------------      ------------

Net increase in cash                                                                 678,313                --           678,313

Cash, beginning of period                                                          1,242,588                --         1,242,588
                                                                                ------------      ------------      ------------

Cash, end of period                                                             $  1,920,901      $         --      $  1,920,901
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

                                                                                                      The
                                                                                     The            Chestnut
                                                                                  Chestnut         Real Estate        Combined
                                                                                 Partnership       Partnership      Partnerships
                                                                                ------------      ------------      ------------
Cash flows from operating activities:
      Net income (loss)                                                         $    693,163      $   (229,346)     $   (229,346)
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                                   --           922,509           922,509
           Other amortization                                                        159,156                --           159,156
           Amortization of nonrefundable admission fees                             (622,340)               --          (622,340)
           Amortization of development fees                                          146,918                --           146,918
           Admission fees received                                                   866,570                --           866,570
           Partnership income                                                             --          (693,163)               --
           Change in operating assets and liabilities:
             Accounts receivable                                                      (9,722)               --            (9,722)
             Prepaid expenses and other                                              (75,919)          (75,919)
             Accounts payable                                                         31,480                --            31,480
             Accrued expenses                                                        299,815                --           299,815
                                                                                ------------      ------------      ------------
           Net cash provided by operating activities                               1,489,121                --         1,489,121
                                                                                ------------      ------------      ------------

Cash flows from investing activities:
      Increase in funds escrowed under residency agreements                         (360,873)               --          (360,873)
      Additions to project operating property                                     (7,003,847)               --        (7,003,847)
      Decrease in construction payable                                            (1,394,580)               --        (1,394,580)
      Increase in loans payable                                                    1,900,000                --         1,900,000
      Increase in Phase III and IV construction funds from partner advances       (1,347,732)               --        (1,347,732)
      Increase in assets held by trustee                                            (273,351)               --          (273,351)
      Decrease in funds escrowed under letter of credit agreement                          0                --                 0
      Increase in Health Center reserves                                          (1,343,663)               --        (1,343,663)

                                                                                ------------      ------------      ------------
           Net cash used in investing activities                                  (9,824,045)               --        (9,824,045)
                                                                                ------------      ------------      ------------

Cash flows from financing activities:
      Proceeds from partner advances                                                      --                --                --
      Distribution to partners                                                    (2,020,000)               --        (2,020,000)
      Proceeds from partner advances                                               2,863,318                --         2,863,318
      Increase in advances payable                                                   263,522                --           263,522
      Principal payments on bonds                                                   (150,000)               --          (150,000)
      Proceeds from loans from residents, deferred revenues
         and refundable deposits                                                   7,427,354                --         7,427,354
                                                                                ------------      ------------      ------------
           Net cash provided by financing activities                               8,384,194                --         8,384,194
                                                                                ------------      ------------      ------------

Net increase in cash                                                                  49,270                --            49,270

Cash, beginning of period                                                          1,394,227                --         1,394,227
                                                                                ------------      ------------      ------------

Cash, end of period                                                             $  1,443,497      $         --      $  1,443,497
                                                                                ============      ============      ============

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

         Assets Where Use is Limited

         All assets whose use is limited or restricted are cash equivalents as of September 30, 1998, and December 31, 1997.

         Deferred Revenues from Admission Fees

         Admission fees are not advance fees in payment for future services of for use of facility, because of the manner in which all operating expenditures are allocated to the current residents. The non-refundable admission fee is a payment in compensation to the Partnership for the development risk and is non-refundable except in isolated cases where the Partnership would cancel the Residency Agreement. In such cases, the resident could be due a portion of the Administration Fee if cancellation occurred within the first two years of the contract. The refund is based on the remaining life of the resident, actuarially determined. Accordingly, the Admission Fee and Resident Loan (together the Entrance Payment) is amortized using the Life Table of the U.S. Department of Health and Human Services, which in practice results in amortization of the Admission Fee portion of the Entrance Payment on a straight line over approximately two years. To date, the Partnership has never canceled a Residency Agreement and accordingly has never had to refund any portion of the non-refundable admission fee after occupancy. Nonetheless, the unamortized admission fees are reported as deferred revenue.

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

         The Partnership has also capitalized operating revenues, net of costs (except for admission fees and capital reserve fees) for Phase III from July 1997 (when initial Phase III-related resident occupancy commenced) through March 31, 1998, (when substantial occupancy was achieved) in the amount of $77,858. The Phase III portion of the Community had reached substantial occupancy at March 31, 1998, with 32 of the 35 units occupied. As of September 30, 1998, only one of the 35 units of Phase III was sold, but not closed.

         Costs of Acquiring Initial Contracts

         Costs of acquiring initial contracts are expected to be recovered from the future contract revenues and are therefore capitalized. These costs capitalized are amortized over the life expectancy of the initial residents, which based on actuarial data, is estimated to be approximately 13 years.

         Development Fee

         The development fee incurred in connection with the development of the Project, both Phase I and III, is amortized on a pro rata basis as admission fee revenue is recognized. Admission fees are being recognized over a 24 month period from the date of move-in for those being received from Return of Capital Contracts. Admission Fees from Traditional contracts are amortized over the expected life of the resident.

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

         For construction of Phase III, a 35-unit addition, West Joppa and Life Care Services Corporation (LCS) advanced $7,600,000 and the Partnerships arranged to borrow an additional $1,900,000 of long-term financing, for a total of $9,500,000. As of September 30, 1998, $7,600,000 plus interest thereon had been repaid to West Joppa and LCS, and development fees of $654,449 paid to West Joppa and LCS.

         West Joppa and LCS have advanced $400,000 for initial design of Phase
         IV.

E.       Operating Property

         As of September 30, 1998, $9,275,631 of costs had been incurred and capitalized for Phase III. As of September 30, 1998, $290,033 of costs had been incurred for Phase IV design and initial development efforts. Both of these amounts are included in operating property. As of December 31, 1997, $9,441,517 had been incurred for construction of Phase III and IV.

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

         During the nine months ended September 30, 1998, LCS was reimbursed $315,189 for its services and $260,452 for the nine months ended September 30, 1997. In addition, LCS was reimbursed in the nine months ended September 30, 1998, $711,297 for reimbursement of salaries and marketing costs, and $682,840 for the nine months ended September 30, 1997.

         In the nine months ended September 30, 1998, LCSD was reimbursed $249,573 for development fees and was reimbursed $445,443 in the nine months ended September 30, 1997.

         In the nine months ended September 30, 1997, Mullan was paid $55,520 of construction management fees, and reimbursed $5,793,349 for construction costs; in the nine months ended September 30, 1998, no payments were made to Mullan.

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

                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 212 (177 in Phase I and 35 in Phase III) residential units, and a 50-bed health center. As of September 30, 1998, ten residential units were vacant, of which only one was not sold, a decrease of three. Subsequently, in October, 5 of the sales were closed, and the vacant units occupied.

As of September 30, 1998, the project had 98 full-time employees, and 110 part-time employees, none of whom were members of a collective bargaining agreement.

Results of Operations

As of September 30, 1998, 201 units (95%) were occupied and/or paying monthly service fees. This occupancy compares to 190 (90%) of the units at September 30, 1997 (assuming Phase III had been available), and 192 units (91%) at December 31, 1997.

Amortization of non-refundable admission fees increased because more residents moved in during the nine months ended September 30, 1998, than moved in during the nine months ended September 30, 1997. The two-year amortization period causes the decline to not be apparent for one year.

On January 1, 1998, a 4.0% increase in the monthly service fees became effective. That increase, together with an increase in occupancy from September 30, 1997, to September 30, 1998, and an increase in double occupancy accounted for the increase in revenue from apartment service fees.

Health center revenues increased even though patient days declined in the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. Reimbursable rates from Medicare and semi-private rates increased 20% and 10% respectively in the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.

Capital reserve fees, which are a one-time payment from new residents, decreased because fewer new residents moved in during the nine months ended September 30, 1998, than moved in during the nine months ended September 30, 1997.

Operating expenses, excluding depreciation and amortization, increased from $2,796,477 during the first half of 1997 to $3,485,276 during the first half of 1998. This was due primarily to the 22% increase in number of residents.

Depreciation and amortization increased because of the increase in operating property since September 30, 1997.

Liquidity and Capital Resources

During 1997, the partners received $2,920,000 in distributions from Phase I; in the first three quarters of 1998, they received $1,190,000.

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

Net cash provided by operating activities in 1998 declined approximately $353,000. Major contributing factors to this were:

         *    Decrease in net operating loss                           $ 70,800

         *    Increase in depreciation and amortization due to
              completion of Phase III                                   205,800

         *    Increase in amortization of non-refundable admission
              fees revenue due to more move-ins                        (309,300)

         *    Increase in amortization of development fees
              operating expense due to more move-ins                     83,300

         *    Change in operating assets and liabilities               (208,400)

         *    Decrease in Admission fees received due to fewer
              move-ins                                                 (195,200)

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

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have date-sensitive software must recognize the date using "00" as the year 2000, rather than the year 1900. Among other things, this problem could lead to a temporary inability to process transactions, send invoices, or engage in normal business transactions.

The management firm retained by the Partners, LCS, has assured the Partners and provided evidence that it has a substantial Y2K program underway. With regard to MIS applications which LCS has subcontracted, their vendor continues to provide status reports indicating that the Y2K compliance efforts are on schedule, and that recent tests of portions of the system were successful. The MIS work has been underway beginning in early 1997.

In addition, LCS has been addressing the issue with certain third-party providers of communications, administrative services, as well as its significant suppliers of services and products, in an effort to determine whether the partnership is vulnerable to these parties' failures to remediate their own year 2000 issues. Generally this phase of the work was completed during the second quarter of 1998. It has not been possible to make detailed evaluations of the most critical third-party initiatives, and LCS has relied upon representations that their progress is appropriate.

There can be no guarantee that the systems of other companies on which the partnership's operations or systems rely will be timely remediated, or that a failure by another company to remediate its systems in a timely way would not have a material adverse effect on the partnership. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the partnership is unable to determine at this time whether the consequences of a year 2000 failure will have a material impact on the company's results of operations, liquidity, or financial condition. The year 2000 project efforts by LCS, the partnership believes, will reduce the partnership's level of uncertainty about the year 2000 problems, but there can be no guarantees as to the ability to avoid such problems.

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


                              THE CHESTNUT REAL ESTATE PARTNERSHIP

                              By:      BLAKEHURST JOINT VENTURE, a
                                       General Partner

                                       By: CHESTNUT VILLAGE, INC.,
                                           General Partner


Date: November 13, 1998                by:  /s/ Stan G. Thurston
                                           -------------------------------------
                                           Stan G. Thurston, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: November 13, 1998                by:  /s/ Arthur V. Neis
                                           -------------------------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


                              And By:      THE WEST JOPPA ROAD LIMITED
                                           PARTNERSHIP, General Partner

                                       By: ROSEDALE CARE, INC.,
                                           General Partner


Date: November 13, 1998                by:  /s/ T. F. Mullan
                                           -------------------------------------
                                           Thomas F. Mullan III, President


Date: November 13, 1998                by:  /s/ J. A. Luetkemeyer, Jr.
                                           -------------------------------------
                                           John A. Luetkemeyer, Jr., President

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


                              THE CHESTNUT PARTNERSHIP

                              By:      BLAKEHURST JOINT VENTURE, a
                                       General Partner

                                       By: CHESTNUT VILLAGE, INC.,
                                           General Partner

Date: November 13, 1998                by: /s/ Stan G. Thurston
                                           -------------------------------------
                                           Stan G. Thurston, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: November 13, 1998                by: /s/ Arthur V. Neis
                                           -------------------------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


                              And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General Partner

                                       By: ROSEDALE CARE, INC.,
                                           General Partner

Date: November 13, 1998                by: /s/ T. F. Mullan
                                           -------------------------------------
                                           Thomas F. Mullan III, President


Date: November 13, 1998                by: /s/ J. A. Luetkemeyer, Jr.
                                           -------------------------------------
                                           John A. Luetkemeyer, Jr., President


                              And By:  THE CHESTNUT REAL ESTATE
                                       PARTNERSHIP, General Partner

                                       By: BLAKEHURST JOINT VENTURE, a
                                               General Partner

                                       By: CHESTNUT VILLAGE, INC.,
                                           General Partner

Date: November 13, 1998                by: /s/ Stan G. Thurston
                                           -------------------------------------
                                           Stan G. Thurston, President


Date: November 13, 1998                by: /s/ Arthur V. Neis
                                           -------------------------------------
                                           Arthur V. Neis, Treasurer